Form 10-Q
period 2019-03-31
SciPlay Corp
filed 2019-05-29
CIK 1760717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-38889
SciPlay Corporation
(Exact name of registrant as specified in its charter)

Nevada	83-2692460
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6601 Bermuda Road, Las Vegas, Nevada 89119
(Address of principal executive offices)
(Zip Code)
(702) 897-7150
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.001 par value	SCPL	The NASDAQ Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of Class A common stock as of May 28, 2019:
Class A Common Stock: 22,000,000

SCIPLAY CORPORATION
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2019

FORWARD-LOOKING STATEMENTS
Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	our ability to attract and retain players;

•	our reliance on third-party platforms;

•	our dependence on the optional purchases of virtual currency to supplement the availability of periodically offered free virtual currency;

•	our ability to continue to launch and enhance games that attract and retain a significant number of paying players;

•	our reliance on a small percentage of our players for nearly all of our revenue;

•	our ability to adapt to, and offer games that keep pace with, changing technology and evolving industry standards;

•	competition;

•
the impact of legal and regulatory restrictions on our business, including significant opposition in some jurisdictions to interactive social gaming, including social casinos, and how such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming or social casinos specifically, and how this could result in a prohibition on interactive social gaming or social casinos altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations;

•
laws and government regulations, both foreign and domestic, including those relating to our parent, Scientific Games Corporation, and to data privacy and security, including with respect to the collection, storage, use, transmission, sharing and protection of personal information and other consumer data, and those laws and regulations that affect companies conducting business on the internet, including ours;

•
the continuing evolution of the scope of data privacy and security regulations, and our belief that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions;

•
our ability to use the intellectual property rights of our parent, Scientific Games Corporation, and other third parties, including the third-party intellectual property rights licensed to Scientific Games Corporation, under our intellectual property license agreement (“IP License Agreement”) with our parent;

•	protection of our proprietary information and intellectual property, inability to license third-party intellectual property and the intellectual property rights of others;

•	security and integrity of our games and systems;

•	security breaches, cyber-attacks or other privacy or data security incidents, challenges or disruptions;

•	reliance on or failures in information technology and other systems;

•	our ability to complete acquisitions and integrate businesses successfully;

•	our ability to pursue and execute new business initiatives;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on skilled employees with creative and technical backgrounds;

•	natural events that disrupt our operations or those of our providers or suppliers;

•
risks relating to foreign operations, including the complexity of foreign laws, regulations and markets; the uncertainty of enforcement of remedies in foreign jurisdictions; the effect of currency exchange rate fluctuations; the impact of foreign labor laws and disputes; the ability to attract and retain key personnel in foreign jurisdictions; the economic, tax and regulatory policies of local governments; and compliance with applicable anti-money laundering, anti-bribery and anti-corruption laws;

•	U.S. and international economic and industry conditions;

•	changes in tax laws or tax rulings, or the examination of our tax positions;

•
litigation and other liabilities relating to our business, including litigation and liabilities relating to consumer protection, gambling-related matters, employee matters, alleged service and system malfunctions, alleged intellectual property infringement and claims relating to our contracts, licenses and strategic investments;

•	restrictions and covenants in debt agreements, including those that could result in acceleration of the maturity of our indebtedness;

•	failure to maintain adequate internal control over financial reporting;

•	influence of certain stockholders, including decisions that may conflict with the interests of other stockholders;

•	our ability to achieve some or all of the anticipated benefits of being a standalone public company;

•
our dependence on distributions from SciPlay Parent Company, LLC (“SciPlay Parent LLC”) to pay our taxes and expenses, including substantial payments we will be required to make under the Tax Receivable Agreement (the “TRA”); and

•	stock price volatility.
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under “Risk Factors” in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
You should also note that this Quarterly Report on Form 10-Q may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Although we believe industry information to be accurate, it is not independently verified by us. In general, we believe there is less publicly available information concerning international social gaming industries than the same industries in the U.S. Some data is also based on our good faith estimates, which are derived from our review of internal surveys or data, as well as the independent sources referenced above. Assumptions and estimates of our and our industry's future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” in this Quarterly Report on Form 10-Q. These and other factors could cause future performance to differ materially from our assumptions and estimates.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SCIPLAY CORPORATION
BALANCE SHEETS
(Unaudited, in millions, except shares)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$—	$—
Total assets	$—	$—
LIABILITIES AND STOCKHOLDER’S EQUITY
Total liabilities	$—	$—
Stockholder’s equity:
Common stock, $0.001 par value per share, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	—	—
Total liabilities and Stockholder’s equity	$—	$—
   See accompanying notes to financial statements.

SCIPLAY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited, amounts in USD, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies

Background and Nature of Operations

     SciPlay Corporation (referred to as “SciPlay”, the “Company”, “we”, “us”, and “our”) was formed as a Nevada corporation on November 30, 2018 as a subsidiary of Scientific Games Corporation. The Company was formed for the purpose of completing a public offering (the “Offering”) and related transactions (the “Transactions”) (collectively referred to herein as the “IPO”) in order to carry on the business of SciPlay Parent LLC, which is an entity comprised of the social gaming business of Scientific Games Corporation that develops, and publishes a portfolio of digital games played on various mobile and web platforms.

Subsequent Events - Initial Public Offering

On May 7, 2019, we completed the Offering of 22,000,000 shares of Class A common stock at a public offering price of $16.00 per share. We received $330.9 million in proceeds, net of underwriting discount, but before offering expenses of approximately $10.0 million. In connection with the closing of the Offering, we consummated the following organizational transactions:

•
The SciPlay Parent LLC Operating Agreement (the “Operating Agreement”) has been amended and restated to, among other things, (i) provide for a single class of SciPlay Parent LLC common units (the “LLC Interests”), (ii) exchange all of SG Social Holding Company I, LLC’s (“SG Holding I”) and SG Social Holding Company, LLC’s (each a wholly owned subsidiary of Scientific Games Corporation and collectively, the “SG Members”) existing member’s interests in SciPlay Parent LLC for LLC Interests, (iii) provide for the right of the SG Members to have their LLC Interests redeemed or exchanged for shares of our Class A common stock or, at our option, cash and (iv) appoint SciPlay as the sole manager of SciPlay Parent LLC;

•	Our articles of incorporation were amended and restated to, among other things, provide for Class A common stock and Class B common stock;

•	We used the net proceeds from the Offering after deducting the underwriting discount, as follows:

◦	$300.9 million to acquire from SG Holding I 20,005,319 LLC Interests; and

◦	$30.0 million to acquire from SciPlay Parent LLC 1,994,681 newly issued LLC Interests;

•
SG Holding I used $255.0 million of the net proceeds it received from the sale of its LLC Interests in connection with the IPO to make the upfront license payment required under the IP License Agreement (the “upfront License Payment”);

•
SciPlay Parent LLC used the net proceeds from the sale of its newly issued LLC Interests in the Transactions to pay fees and expenses of approximately $10.0 million in connection with the IPO, including the Offering, and will use $20.0 million for general corporate purposes, including to pay a portion of contingent acquisition consideration;

•	We issued shares of Class B common stock to the SG Members, on a one-to-one basis with the number of LLC Interests owned by the SG Members following the IPO;

•	As a result of the Transactions described above, the SG Members own 82.6% of the LLC Interests and 100% of the shares of our Class B common stock; and

•	We, SciPlay Parent LLC and the SG Members entered into the TRA, and we and the SG Members entered into the registration rights agreement, dated May 7, 2019 (“Registration Rights Agreement”).

Our corporate structure following the IPO is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure will allow the SG Members to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “passthrough” entity, for U.S. income tax purposes following the IPO. One of these benefits is that future taxable income of SciPlay Parent LLC that is allocated to the SG Members will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the SciPlay Parent LLC entity level. Additionally, because the SG Members may exchange or redeem their LLC Interests for newly issued shares of our Class A common stock on a one-for-one basis or, at our option, for cash, the Up-C structure also provides the SG Members with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.

We will receive the same benefits as the SG Members on account of our ownership of LLC Interests in an entity treated as a partnership, or “passthrough” entity, for U.S. income tax purposes. As the SG Members redeem or exchange their LLC Interests, we will obtain a step-up in tax basis in our share of SciPlay Parent LLC assets. This step-up in tax basis will provide us with certain tax benefits, such as future depreciation and amortization deductions that can reduce the taxable income allocable to us. The TRA provides for the payment by us to the SG Members of 85% of the amount of tax benefits, if any, that we actually realize (or in some cases are deemed to realize) as a result of (i) increases in the tax basis of assets of SciPlay Parent LLC (a) in connection with the IPO, (b) resulting from any redemptions or exchanges of LLC Interests pursuant to the Operating Agreement or (c) resulting from certain distributions (or deemed distributions) by SciPlay Parent LLC and (ii) certain other tax benefits related to our making of payments under the TRA.

Variable Interest Entities (“VIE”) and Consolidation

              Upon the completion of the IPO our sole material asset is our member’s interest in SciPlay Parent LLC. In accordance with the Operating Agreement of SciPlay Parent LLC, we have all management powers over the business and affairs of SciPlay Parent LLC and to conduct, direct and exercise full control over the activities of SciPlay Parent LLC. Class A common stock units issued in the IPO do not hold majority voting rights but hold 100% of the economic interest in the Company, which results in SciPlay Parent LLC being considered a VIE. Due to our power to control combined with our significant economic interest in SciPlay Parent LLC, we are considered the primary beneficiary of the VIE. Accordingly, beginning with the second quarter of 2019, we will consolidate the financial results of SciPlay Parent LLC and its subsidiaries.

Basis of Presentation

              The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Separate statements of income and comprehensive income, changes in stockholder’s equity, and cash flows have not been presented because there have been no activities in this entity for the period from its formation through March 31, 2019. These unaudited financial statements should be read in conjunction with the financial statements and related notes in our prospectus dated May 2, 2019, filed with the SEC on May 6, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (referred to herein as the “Prospectus”).

Use of Estimates

              The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and the accompanying notes. Actual results may differ materially from our estimates.

(2) Stockholder’s Equity

As of March 31, 2019, we were authorized to issue 1,000 shares of common stock, par value $.001 per share, and had issued 100 shares of common stock to SG Holding I, which is a 100%-owned indirect subsidiary of Scientific Games Corporation.

On May 7, 2019, in connection with the IPO, we amended and restated our articles of incorporation to authorize: (i) 625,000,000 shares of Class A common stock, par value $.001 per share; (ii) 130,000,000 shares of Class B common stock, par value $.001 per share; and (iii) 10,000,000 shares of preferred stock, par value $.001 per share.

Following the closing of the IPO, there were 22,000,000 shares of our Class A common stock issued and outstanding and 104,267,021 shares of our Class B common stock issued and outstanding. Holders of our Class A common stock and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except where separate class voting is required by Nevada law. Each share of Class A common stock entitles its holder to one vote on all matters presented to our stockholders generally. Each share of Class B common stock entitles its holder to ten votes on all matters presented to our stockholders generally, for so long as the number of shares of our common stock beneficially owned by the SG Members and their affiliates represents at least 10% of our outstanding shares of common stock and, thereafter, one vote per share. Immediately following the IPO, all of our outstanding shares of Class B common stock were held by the SG Members on a one-to-one basis with the LLC Interests each SG Member then owned. Immediately following the IPO, the holders of our issued Class A common stock collectively held 100% of the economic interests in us and 2.1% of the voting power in us, and Scientific Games Corporation, through its indirect ownership of all of the outstanding Class B common stock, held no economic interest in us and the remaining 97.9% of the voting power in us. We are a holding company, and our sole material assets are LLC Interests that we purchased from SciPlay Parent LLC and SG Holding I, representing an aggregate 17.4% economic interest in SciPlay Parent LLC. The remaining 82.6% economic interest in SciPlay Parent LLC is owned indirectly by Scientific Games Corporation, through the ownership of LLC Interests by the SG Members.

(3) Subsequent Events

Revolving Credit Facility

In connection with the IPO, SciPlay Holding Company, LLC, (“SciPlay Holding”), a wholly owned subsidiary of SciPlay Parent LLC, as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, entered into a $150.0 million revolving credit agreement (the “Revolver”) that matures in May 2024. The interest rate is either Adjusted LIBOR (as defined in the Revolver) plus 2.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) or ABR (as defined in the Revolver) plus 1.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) at our option. We are required to pay to the lenders a commitment fee of 0.500% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the five-year anniversary of the closing date of the Revolver, which fee varies based on the total net leverage ratio and is subject to a floor of 0.375%. The Revolver provides for up to $15.0 million in letter of credit issuances, which requires customary issuance and administration fees, and a fronting fee of 0.125%.

The Revolver contains covenants that, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer or dispose of property and assets; invest; make dividends or distributions or other restricted payments; and engage in affiliate transactions, with the exception of certain payments under the TRA and payments in respect of certain tax distributions under the Operating Agreement. In addition, the Revolver requires us to maintain a maximum total net leverage ratio not to exceed 2.50:1.00 and to maintain a minimum fixed charge coverage ratio of no less than 4.00:1.00. Such covenants will be tested quarterly at the end of each fiscal quarter beginning with the third quarter of 2019. The Revolver is secured by a (i) first priority pledge of the equity securities of SciPlay Holding, SciPlay Parent LLC’s restricted subsidiaries and each subsidiary guarantor party thereto and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of SciPlay Parent LLC, SciPlay Holding and each subsidiary guarantor party thereto, in each case, subject to customary exceptions.

2019 Long-Term Incentive Plan

Following the end of the first quarter of 2019, our Board of Directors adopted, and our sole stockholder, SG Holding I, approved the SciPlay Corporation Long-Term Incentive Plan (“LTIP”), which provides for a maximum number of 6,500,000 shares of our Class A common stock that may be issued under stock-based awards granted under the LTIP.

SG SOCIAL HOLDING COMPANY II, LLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue	$118.4	$97.5
Operating expenses:
Cost of revenue(1)	45.7	37.6
Sales and marketing(1)	34.3	23.0
General and administrative(1)	10.3	8.5
Research and development(1)	5.8	6.3
Depreciation and amortization	1.7	5.8
Contingent acquisition consideration	0.3	18.0
Restructuring and other	0.3	0.1
Operating income (loss)	20.0	(1.8)
Other (expense) income:
Other (expense) income, net	(1.6)	0.1
Total other (expense) income	(1.6)	0.1
Net income (loss) before income taxes	18.4	(1.7)
Income tax expense (benefit)	4.7	(0.6)
Net income (loss)	$13.7	$(1.1)
Other comprehensive income:
Foreign currency translation gain	1.9	—
Comprehensive income (loss)	$15.6	$(1.1)
(1) Excluding depreciation and amortization.

See accompanying notes to condensed consolidated financial statements.

SG SOCIAL HOLDING COMPANY II, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$14.5	$10.0
Accounts receivable, net (allowance for doubtful accounts of $1.1)	44.0	31.5
Prepaid expenses and other current assets	6.9	5.6
Total current assets	65.4	47.1
Property and equipment, net	2.2	1.8
Operating lease right-of-use assets	5.8	—
Goodwill	120.7	120.7
Intangible assets, net	12.8	13.6
Software, net	4.7	4.3
Deferred income taxes	6.4	6.4
Other assets	1.0	1.0
Total assets	$219.0	$194.9
LIABILITIES AND PARENT’S EQUITY
Current liabilities:
Accounts payable	$14.7	$12.7
Accrued liabilities	26.7	28.0
Due to affiliate	0.6	3.7
Total current liabilities	42.0	44.4
Operating lease liabilities	4.3	—
Other long‑term liabilities	12.3	11.9
Total liabilities	58.6	56.3
Commitments and contingencies (see Note 5)
Parent’s equity:
Accumulated net Parent investment	160.7	140.8
Accumulated other comprehensive loss	(0.3)	(2.2)
Total Parent’s equity	160.4	138.6
Total liabilities and Parent’s equity	$219.0	$194.9

See accompanying notes to condensed consolidated financial statements.

SG SOCIAL HOLDING COMPANY II, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN PARENT’S EQUITY
(Unaudited, in millions)

	Accumulated Net Parent Investment	Accumulated Other Comprehensive Income	Total Parent’s Equity
Balance as of December 31, 2017	$161.4	$1.6	$163.0
Net loss	(1.1)	—	(1.1)
Dividend distributions	(17.4)	—	(17.4)
Balance as of March 31, 2018	$142.9	$1.6	$144.5

	Accumulated Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance as of December 31, 2018	$140.8	$(2.2)	$138.6
Net income	13.7	—	13.7
Transactions with Parent and affiliates, net	6.2	—	6.2
Other comprehensive income	—	1.9	1.9
Balance as of March 31, 2019	$160.7	$(0.3)	$160.4

See accompanying notes to condensed consolidated financial statements.

SG SOCIAL HOLDING COMPANY II, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income (loss)	$13.7	$(1.1)
Adjustments to reconcile net income (loss) to cash provided by operating activities	9.0	23.7
Changes in working capital accounts	(15.8)	(9.4)
Changes in deferred income taxes and other	1.6	(0.1)
Net cash provided by operating activities	8.5	13.1
Cash flows from investing activities:
Capital expenditures	(1.6)	(0.7)
Net cash used in investing activities	(1.6)	(0.7)
Cash flows from financing activities:
Payments on license obligations	(1.0)	—
Payments of deferred offering costs	(1.6)	—
Transfers to Parent and affiliates, net	—	(17.4)
Net cash used in financing activities	(2.6)	(17.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2	—
Increase (decrease) in cash, cash equivalents and restricted cash	4.5	(5.0)
Cash, cash equivalents and restricted cash, beginning of period	10.0	16.8
Cash, cash equivalents and restricted cash, end of period	$14.5	$11.8

Supplemental cash flow information:
Cash paid for income taxes	$0.4	$0.1
Non‑cash investing and financing activities:
Non‑cash deferred offering costs	$1.8	$—

See accompanying notes to condensed consolidated financial statements.

SG SOCIAL HOLDING COMPANY II, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of Business
The accompanying unaudited condensed consolidated financial statements include the historical accounts of the Scientific Games Corporation 100%‑owned direct and indirect subsidiaries that hold substantially all of the assets of, and operate, the social gaming business (collectively referred to as the “Social Gaming Entities”). SG Social Holding Company II, LLC, which consolidates the Social Gaming Entities, is referred to as the “Social Gaming Business”, “we”, “us”, and “our”. Also, for ease of reference the accompanying condensed consolidated financial statements are herein referred to as the “financial statements” unless otherwise stated or the context requires otherwise. The following are the subsidiaries comprising the Social Gaming Business:

•	SG Social Holding Company II, LLC (formerly SG Nevada Holding Company II, LLC) (Nevada)

•	SG Social Holding Company I, LLC (Nevada) ‑ formed in November 2018

•	SG Social Holding Company, LLC (Nevada) ‑ formed in March 2019

•
SciPlay Parent Company, LLC (formerly known as SG Nevada Holding Company, LLC and SG Social Parent Company, LLC until its legal name change which occurred in March of 2019) (Nevada) ‑ formed in September 2016

•	SciPlay Holding Company, LLC (Nevada) ‑ formed in December 2018

•	Phantom EFX, LLC (Nevada)

•	C.O.A.S. Company Ltd (Israel)

•	Dragonplay Ltd (Israel)

•	Spicerack Media, LLC (Nevada) ‑ acquired in April 2017
We develop, market and operate a portfolio of social games played on various mobile and web platforms. We host Jackpot Party Casino, Quick Hit Slots, Gold Fish Casino, Hot Shot Casino, Bingo Showdown, MONOPOLY Slots, and 88 Fortunes Slots, which are available in various formats. We have one operating segment with one business activity, developing and monetizing social games.

On May 7, 2019, SciPlay Corporation completed a public offering (the “Offering”) of 22,000,000 shares of Class A common stock at a public offering price of $16.00 per share and related transactions (the “Transactions”) (collectively referred to herein as the “IPO”). In connection with the closing of the Offering, the following organizational transactions were consummated:

•
The Operating Agreement (the “Operating Agreement”) of Sciplay Parent Company, LLC (“SciPlay Parent LLC”) has been amended and restated to, among other things, (i) provide for a single class of SciPlay Parent LLC common units (the “LLC Interests”), (ii) exchange all of SG Social Holding Company I, LLC’s (“SG Holding I”) and SG Social Holding Company, LLC’s (each a wholly owned subsidiary of Scientific Games Corporation and collectively, the “SG Members”) existing member’s interests in SciPlay Parent LLC for LLC Interests, (iii) provide for the right of the SG Members to have their LLC Interests redeemed or exchanged for shares of our Class A common stock or, at our option, cash, and (iv) appoint SciPlay Corporation as the sole manager of SciPlay Parent LLC;

•	SciPlay Corporation’s articles of incorporation were amended and restated to, among other things, provide for Class A common stock and Class B common stock;

•	The net proceeds from the Offering after deducting the underwriting discount were used as follows:

◦	$300.9 million to acquire from SG Holding I 20,005,319 LLC Interests; and

◦	$30.0 million to acquire from SciPlay Parent LLC 1,994,681 newly issued LLC Interests;

•
SG Holding I used $255.0 million of the net proceeds it received from the sale of its LLC Interests in connection with the IPO to make the upfront license payment required under the IP License Agreement (the “upfront License Payment”);

•
SciPlay Parent LLC used the net proceeds from the sale of its newly issued LLC Interests to pay fees and expenses of approximately $10.0 million in connection with the IPO, including the Offering, and will use $20.0 million for general corporate purposes, including to pay a portion of contingent acquisition consideration;

•	SciPlay Corporation issued shares of Class B common stock to the SG Members, on a one-to-one basis with the number of LLC Interests owned by the SG Members following the IPO;

•	As a result of the Transactions described above, the SG Members own 82.6% of the LLC Interests and 100% of the shares of SciPlay Corporation Class B common stock;

•	SciPlay Corporation, SciPlay Parent LLC and the SG Members entered into the TRA, and SciPlay Corporation and the SG Members entered into the Registration Rights Agreement, dated May 7, 2019; and

•
SciPlay Holding Company, LLC, as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, entered into a $150.0 million revolving credit agreement (the “Revolver”) that matures in May 2024.

SG Social Holding Company II, LLC is the SciPlay Corporation predecessor for financial reporting purposes. SG Social Holding Company II, LLC is a limited liability company, it does not have units or shares, and its members’ interest is held solely by Bally Gaming, Inc. (“Bally Gaming”). Accordingly, we have not presented historical earnings per share of SG Social Holding Company II, LLC.

Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of the Social Gaming Business have been derived from the consolidated financial statements and accounting records of Scientific Games Corporation (herein with all direct and indirect subsidiaries collectively referred to as the “Parent”) using the historical results of operations and historical cost basis of the assets and liabilities as if the Social Gaming Business operated on a standalone basis during the periods presented. The accompanying unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the SEC applicable for interim periods and, therefore, do not include all information and footnotes necessary for complete financial statements in conformity with GAAP. All intercompany balances and transactions within the Social Gaming Business have been eliminated.
In the opinion of management, we have made all adjustments necessary to present fairly our consolidated balance sheets, statements of income (loss) and comprehensive income (loss), statements of changes in Parent’s equity, and statements of cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Prospectus. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and the accompanying notes. Actual results may differ materially from our estimates.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the consolidated financial statements and related notes in the Prospectus other than the adoption of ASC 842 described in Note 3.
New Accounting Guidance‑ Adopted
The FASB issued ASU No. 2016-02, Leases (Topic 842) in 2016. ASU 2016-02 combined with all subsequent amendments (collectively, “ASC 842”) requires balance sheet recognition for all leases with a lease term greater than one year to be recorded as a lease liability (on a discounted basis) with a corresponding right-of-use asset. This guidance also expands the required quantitative and qualitative disclosures for lease arrangements and gives rise to other changes impacting certain aspects of lessee and lessor accounting. We adopted ASC 842 as of January 1, 2019 using the optional transition method provided by ASU 2018-11 and applied the lessee package of practical expedients. During the first quarter of 2019, the FASB issued ASU 2019-01, Leases (Topic 842) to amend ASU 2016-02. This amendment exempts both lessees and lessors from having to provide certain prior year interim disclosure information in the fiscal year in which a company adopts the new leases standard. We have provided the related transition disclosures as of the beginning of 2019 in accordance with ASU 2019-1. See Note 3 in this Quarterly Report for our lease accounting policy and the quarterly impact of our adoption of ASC 842.

The FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in 2018. The standard allows companies to make an election to reclassify from accumulated other comprehensive income (AOCI) to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Our adoption of this guidance did not have an effect on our consolidated financial statements.

New Accounting Guidance‑ Not yet adopted
The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new guidance will be effective for us beginning January 1, 2020. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of adopting this guidance.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in ASC 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The new guidance will be effective for us beginning January 1, 2020. We are currently evaluating the impact of adopting this guidance.

We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

Revenue Recognition
We generate revenue from the sale of virtual coins, chips and bingo cards (collectively referred to as “virtual currency”), which players can use to play casino‑style slot games, table games and bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). We distribute our games through various global social web and mobile platforms such as Facebook, Apple, Google, Amazon, and other web and mobile platforms. The games are primarily WMS, Bally, Barcrest™, and SHFL® branded games. In addition, we also offer third‑party branded games and original content.
Disaggregation of Revenue
We believe disaggregation of our revenue on the basis of platform and geographical locations of our players is appropriate because the nature, amount and player profile generating revenue could vary and also represents different economic risk profiles.
The following table presents our revenue disaggregated by type of platform:

	Three Months Ended
	March 31, 2019	March 31, 2018
Mobile	$96.9	$72.7
Web	21.5	24.7
Other	—	0.1
Total revenue	$118.4	$97.5
The following table presents our revenue disaggregated based on the geographical location of our players:

	Three Months Ended
	March 31, 2019	March 31, 2018
U.S.	$108.4	$88.7
International	10.0	8.8
Total revenue	$118.4	$97.5

Contract Assets, Contract Liabilities and Other Disclosures
We receive customer payments based on the payment terms established in our contracts. Payment for the purchase of virtual currency is made at purchase, and such payments are non‑refundable. Such payments are initially recorded as a contract liability, as the player has no right of return after the purchase, consistent with our standard terms of service. Revenue is recognized as we satisfy our performance obligations.
The following table summarizes our opening and closing balances in contract assets, contract liabilities and accounts receivable:

	Receivables	Contract Assets(1)	Contract Liabilities(2)
Beginning of period balance	$31.5	$0.2	$0.7
End of period balance, March 31, 2019	44.0	0.2	0.7
(1) Contract assets are included within Prepaid expenses and other current assets in our consolidated balance sheets.
(2) Contract liabilities are included within Accrued liabilities in our consolidated balance sheets.

During the three months ended March 31, 2019 and 2018, we recognized $0.4 million and $0.9 million, respectively, of revenue that was included in the opening contract liability balance. Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The following tables summarize the percentage of revenues and accounts receivable generated via our platform providers in excess of 10% of our total revenues and total accounts receivable:

	Revenue Concentration
	Three Months Ended
	March 31, 2019	March 31, 2018
Apple	42.7%	41.1%
Google	35.9%	30.0%
Facebook	18.1%	24.8%

	Accounts Receivable Concentration
	March 31, 2019	December 31, 2018
Apple	53.3%	38.6%
Google	25.0%	31.3%
Facebook	16.7%	23.7%
Contingent Acquisition Consideration
The contingent consideration liability is recorded at fair value on the acquisition date as part of the consideration transferred and is remeasured each reporting period. The changes in fair value of contingent acquisition consideration as a result of remeasurement are included in Contingent acquisition consideration expenses. The inputs used to measure the fair value of contingent consideration liability primarily consist of projected earnings‑based measures and probability of achievement (categorized as Level 3 in the fair value hierarchy as established by ASC 820). Subsequent to March 31, 2019, we agreed with the Spicerack selling shareholders to pay them $31.0 million in total contingent acquisition consideration of which $21.0 million will be payable in the second quarter of 2019 with the remaining balance being fully paid by February 2020. Based on the terms and facts as of March 31, 2019, the following table summarizes our contingent acquisition consideration liabilities:

	March 31, 2019	December 31, 2018
Contingent acquisition consideration included in accrued liabilities	$18.8	$18.8
Contingent acquisition consideration included in other long-term liabilities	10.8	10.5
Deferred Offering costs
Through March 31, 2019, we had incurred $4.4 million in costs directly related to pursuing the Offering. These costs will be charged against the gross offering proceeds during the second quarter of 2019.

(2) Goodwill and Intangible Assets, net
Goodwill
$107.9 million of goodwill reflected in these financial statements was allocated based on an estimate of the relative fair value that existed at the time of origination of goodwill in connection with the Parent’s acquisitions of WMS Industries, Inc. and Bally Technologies, Inc. The carrying value of goodwill increased by $12.8 million, as a result of the April 7, 2017 Spicerack acquisition.

Intangible Assets, net
Intangible assets reflected in these financial statements were allocated based on an estimate of the relative fair value that existed at the time of origination of intangibles in connection with the Parent’s acquisitions of WMS and Bally.
The following table presents certain information regarding our intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of March 31, 2019
Amortizable intangible assets:
Intellectual property	$34.2	$(31.5)	$2.7
Customer relationships	23.2	(17.1)	6.1
Licenses	5.1	(1.7)	3.4
Brand names	3.7	(3.1)	0.6
	$66.2	$(53.4)	$12.8
Balance as of December 31, 2018
Amortizable intangible assets:
Intellectual property	$33.0	$(30.1)	$2.9
Customer relationships	23.2	(16.8)	6.4
Licenses	5.1	(1.5)	3.6
Brand names	3.7	(3.0)	0.7
	$65.0	$(51.4)	$13.6
The following reflects intangible amortization expense included within depreciation and amortization:

	Three Months Ended
	March 31, 2019	March 31, 2018
Amortization expense(1)	$0.8	$4.8
(1) Three months ended March 31, 2018 includes $4.1 million in accelerated amortization of certain Dragonplay intellectual property recorded as a result of change in estimate of the remaining useful lives.

(3) Leases
On January 1, 2019, we adopted ASC 842 using the optional transition method provided by ASU 2018-11. Our operating leases primarily consist of real estate leases such as offices. Our leases have remaining terms of 1 year to 5 years. We do not have any finance leases.

Our total operating lease expenses for each of the three months ended March 31, 2019 and 2018 were $0.5 million. The total amount of variable and short term lease payments incurred during the three months ended March 31, 2019 are immaterial.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

March 31, 2019
Operating lease right-of-use assets(1)	$5.8
Accrued liabilities	1.5
Operating lease liabilities	4.3
Total operating lease liabilities	$5.8

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$0.5
Weighted average remaining lease term, years	4.3
Weighted average discount rate	5.0%
(1) Right-of-use assets obtained in exchange for lease obligations during the first quarter of 2019 were immaterial.

Lease liability maturities:

Operating Leases
2019(1)	$1.4
2020	1.6
2021	1.2
2022	1.2
2023	0.7
Thereafter	0.4
Less Imputed Interest	(0.7)
Total	$5.8
(1) Excluding the three months ended March 31, 2019.
As of March 31, 2019, we did not have material additional operating leases that have not yet commenced.

(4) Income Taxes
The provision for income taxes is calculated as if the Social Gaming Business completed separate tax returns apart from its Parent (“Separate-return Method’’). Certain legal entities of the Social Gaming Business are included in tax filings of affiliated entities that are not part of the Social Gaming Business, but are included in these financial statements under the Separate-return Method. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts, using currently enacted tax rates and are adjusted for changes in such rates in the period of change. Tax attributes utilized by the Parent are treated as equity transactions between the Social Gaming Business and the Parent.
The following table summarizes the effective income tax rates and were determined using an estimated annual effective tax rate after considering any discrete items for such periods:

	Three Months Ended
	March 31, 2019	March 31, 2018
Effective income tax rate	25.5%	35.3%
The change in the effective tax rates relates primarily to the impact of tax reform coupled with the overall mix of income (loss) between domestic and foreign jurisdictions.

(5) Litigation
From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. In addition, we may receive notifications alleging infringement of patent or other intellectual property rights.

On April 17, 2018, a plaintiff filed a putative class action complaint, Fife v. Scientific Games Corp., against our Parent, in the United States District Court for the Western District of Washington. The plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing our Parent’s online social casino games, including but not limited to Jackpot Party Casino and Gold Fish Casino. The complaint asserts claims for alleged violations of Washington’s Recovery of Money Lost at Gambling Act, Washington’s consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre‑ and post‑judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, our Parent filed a motion to dismiss the plaintiff’s complaint with prejudice, which the trial court denied on December 18, 2018. Our Parent filed its answer to the putative class action complaint on January 18, 2019. Due to the early nature of this litigation, we are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss. Although the case was brought against Scientific Games Corporation, pursuant to the Services Agreement, dated May 7, 2019, by and among Scientific Games Corporation, Scientific Games, International, Inc., Bally Gaming and SciPlay Holding Company, LLC (the “Intercompany Services Agreement”), we would expect to cover or contribute to any damage awards due to the matter arising as a result of our business.

(6) Related Party Transactions
The following is the summary of expenses charged from the Parent and settled in cash:

	Three Months Ended		Statement of Income (Loss) and Comprehensive Income (Loss) Line Item
	March 31, 2019	March 31, 2018
Royalties for Scientific Games Corporation IP	$7.3	$6.3	Cost of revenue
Royalties to Scientific Games Corporation for third-party IP	2.6	1.7	Cost of revenue
Parent services	1.4	1.4	General and administrative
The following is the summary of balances due to (from) affiliates:

	March 31,	December 31,
	2019	2018
Royalties under intercompany IP License Agreement	$3.6	$4.5
Parent services	0.5	0.5
Reimbursable expenses from parent and its subsidiaries	(3.5)	(1.3)
	$0.6	$3.7
IP Royalties
On September 5, 2016, we entered into a license agreement with the Parent pursuant to which we obtained a non‑transferable and non‑exclusive license to use certain intellectual property (“IP”).
The Parent frequently licenses IP from third parties, which we use in developing our games pursuant to the IP License Agreement. Royalties allocated for use of third‑party IP are charged to the Social Gaming Business and are typically based upon net social gaming revenues and the royalty rates defined and stipulated in the third‑party agreements.
Royalties under the IP License Agreement represent a charge for the use of the Parent IP related to certain internally developed social games such as Jackpot Party Casino, Gold Fish Casino and Quick Hit Slots. Royalties charged to the Social Gaming Business are based upon net social gaming revenues with the royalty rate established based on the similar existing contracts with third‑party licensors.
In connection with the IPO described above, we purchased an exclusive (subject to certain limited exceptions), perpetual, non-royalty-bearing license from Bally Gaming for intellectual property created or acquired by Bally Gaming or its affiliates on or before the third anniversary of the date of the IP License Agreement in any of our currently available or future social games that are developed for mobile platforms, social media platforms, internet platforms or other interactive platforms and distributed solely via digital delivery, and a non-exclusive, perpetual, non-royalty-bearing license for intellectual property created or acquired by Bally Gaming or its affiliates after such third anniversary, for use in our currently available games. So long as the IP License Agreement remains in effect, we do not expect to pay any future royalties or fees for our use of intellectual property owned by Bally Gaming or its affiliates in our currently available games. The purchase price of the license was $255.0 million, which was determined based on the appropriate valuation methodology performed by a third-party valuation specialist. This transaction will be treated as a deemed distribution to the Parent as it constitutes a transaction between entities under common control.
Parent Services
On September 5, 2016, we entered into a Services Agreement with the Parent pursuant to which the Parent and its subsidiaries provide various corporate services. In connection with the IPO described above, we entered into a new Services Agreement under which the Parent and its subsidiaries will continue to provide the below services on substantially the same terms.
Parent services represent charges of corporate level general and administrative expenses, including but not limited to, finance, corporate development, human resources, legal, information technology, and rental fees for shared assets. These expenses have been charged to the Social Gaming Business on the basis of direct usage and costs when identifiable, with the remainder charged on the basis of revenues, operating expenses, headcount or other relevant measures, which we believe to be the most meaningful methodologies.
Equity Incentive Awards
The Parent maintains an equity incentive awards plan under which the Parent may issue, among other awards, time‑based and performance‑based stock options and restricted stock units to Social Gaming Business employees. Although awards under the plan result in the issuance of shares of the Parent, the amounts are a component of the total compensation for Social Gaming Business employees and are included in our stock‑based compensation expense, which is accounted for as a component of Parent’s equity.
The following table summarizes stock‑based compensation expense that is included in general and administrative expenses:

	Three Months Ended
	March 31, 2019	March 31, 2018
Stock-based compensation expense	$2.7	$0.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to enhance the reader’s understanding of our operations and current business environment and should be read in conjunction with the description of our business included in the Prospectus. The terms “we” and “our” as used herein refer to SciPlay Corporation and SG Social Holding Company II, LLC (“Social Gaming Business”), the predecessor for financial reporting purposes.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors” included in this Quarterly Report on Form 10-Q.

BUSINESS OVERVIEW

We are a leading developer and publisher of digital games on mobile and web platforms. We currently offer seven core games, including social casino games Jackpot Party Casino, Gold Fish Casino, Hot Shot Casino and Quick Hit Slots, and casual games MONOPOLY Slots, Bingo Showdown and 88 Fortunes Slots. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend slots-style or bingo game play with adventure game features. All of our games are offered and played on multiple platforms, including Apple, Google, Facebook and Amazon. In addition to our internally created games, our content library includes recognizable, real-world slot and table games content from Scientific Games Corporation. This content allows players who like playing land-

based slot machines to enjoy some of those same titles in our free-to-play games. We have access to Scientific Games Corporation’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as JAMES BOND, MONOPOLY, MICHAEL JACKSON, CHEERS and THE GODFATHER.

We generate substantially all of our revenue from the sale of virtual coins, chips and bingo cards, which players of our games can use to play casino-style slot games and table games and bingo games. Players who install our games receive free virtual coins, cards or chips upon the initial launch of the game and additional free virtual coins, cards or chips at specific time intervals. Players may exhaust the virtual coins, cards or chips that they receive for free and may choose to purchase additional virtual coins, cards or chips in order to extend their time of game play.

On May 7, 2019, we completed the IPO as described in Note 1 to the SciPlay Corporation financial statements.

RESULTS OF OPERATIONS

Summarized Results of Operations

	Three Months Ended
	March 31,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Revenue	$118.4	$97.5	$20.9	21%
Operating expenses	98.4	99.3	(0.9)	(1)%
Operating income (loss)	20.0	(1.8)	21.8	nm
Net income (loss)	13.7	(1.1)	14.8	nm
AEBITDA	$25.0	$22.7	$2.3	10%
Net income (loss) margin	11.6%	(1.1)%	12.7 pp	nm
AEBITDA margin	21.1%	23.3%	(2.2) pp	nm
pp = percentage points. nm = not meaningful.

Non-GAAP Financial Measures

Adjusted EBITDA, or AEBITDA, as used herein, is a non-GAAP financial measure that is presented as supplemental disclosure and is reconciled to net income (loss) as the most directly comparable GAAP measure as set forth in the below table. We define AEBITDA to include net income (loss) before: (1) interest; (2) income taxes; (3) depreciation and amortization expense; (4) contingent acquisition consideration; (5) restructuring and other, which includes charges or expenses attributable to: (a) employee severance; (b) management changes; (c) restructuring and integration; (d) M&A and other, which includes: (i) M&A transaction costs; (ii) purchase accounting adjustments; (iii) unusual items (including certain legal settlements) and (iv) other non-cash items; and (e) cost-savings initiatives; (6) stock-based compensation expense; (7) loss (gain) on debt financing transactions; and (8) other non-operating expenses (income) including foreign currency (gains) and losses. We also use AEBITDA margin, a non-GAAP measure, which we calculate as AEBITDA as a percentage of revenue.

Our management uses AEBITDA and AEBITDA margin to, among other things: (i) monitor and evaluate the performance of our business operations; (ii) facilitate our management’s internal comparisons of our historical operating performance and (iii) analyze and evaluate financial and strategic planning decisions regarding future operating investments and operating budgets. In addition, our management uses AEBITDA and AEBITDA margin to facilitate management’s external comparisons of our results to the historical operating performance of other companies that may have different capital structures and debt levels.

Our management believes that AEBITDA and AEBITDA margin are useful as they provide investors with information regarding our financial condition and operating performance that is an integral part of our management’s reporting and planning processes. In particular, our management believes that AEBITDA is helpful because this non-GAAP financial measure eliminates the effects of restructuring, transaction, integration or other items that management believes have less bearing on our ongoing underlying operating performance. Management believes AEBITDA margin is useful as it provides investors with information regarding the underlying operating performance and margin generated by our business operations.

The following table reconciles net income (loss) to AEBITDA:

	Three Months Ended
	March 31,
($ in millions, except percentages)	2019	2018
Net income (loss)(1)	$13.7	$(1.1)
Contingent acquisition consideration	0.3	18.0
Restructuring and other	0.3	0.1
Depreciation and amortization	1.7	5.8
Income tax expense (benefit)	4.7	(0.6)
Stock-based compensation	2.7	0.6
Other expense (income), net	1.6	(0.1)
AEBITDA(1)	$25.0	$22.7
Revenue	$118.4	$97.5
AEBITDA margin	21.1%	23.3%
(1) The three months ended March 31, 2019 and 2018 include $7.3 million and $6.3 million, respectively, in intellectual property royalties paid to Scientific Games Corporation for use of its intellectual property, which are included in cost of revenue. Under the terms of the IP License Agreement, as more fully described in the Prospectus, we acquired an exclusive (subject to certain limited exceptions), perpetual, non-royalty-bearing license for intellectual property created or acquired by Bally Gaming or its affiliates, which will result in no future royalties or fees for our use of intellectual property owned by Bally Gaming or its affiliates in our currently available games.

Revenue, Key Performance Indicators and Other Metrics

	Three Months Ended
	March 31,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Mobile	$96.9	$72.7	$24.2	33%
Web	21.5	24.7	(3.2)	(13)%
Other	—	0.1	(0.1)	(100)%
Total Revenue	$118.4	$97.5	$20.9	21%

Revenue information by geography is summarized as follows:

	Three Months Ended		Variance
	March 31, 2019	March 31, 2018	2019 vs. 2018
U.S.	$108.4	$88.7	$19.7	22%
International	10.0	8.8	1.2	14%
Total revenue	$118.4	$97.5	$20.9	21%

The following reflects our Key Performance Indicators and Other Metrics:

We manage our business by tracking several key performance indicators, each of which is tracked by our internal analytics systems and referred to in our discussion of operating results. Our key performance indicators are impacted by several factors that could cause them to fluctuate on a quarterly basis, such as platform providers’ policies, restrictions, seasonality, user connectivity and addition of new content to certain portfolios of games. Future growth in players and engagement will depend on our ability to retain current players, attract new players, launch new games and features and expand into new markets and distribution platforms.

For a description of and definition of our Key Performance Indicators and Other Metrics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

	Three Months Ended
(in millions, except ARPDAU, Average monthly revenue per payer, and percentages)	March 31,		Variance
	2019	2018	2019 vs. 2018
Mobile Penetration	82%	75%	7 pp	nm
Average MAU	8.4	8.1	0.3	3.7%
Average DAU	2.7	2.6	0.1	3.8%
ARPDAU	$0.48	$0.42	$0.06	14.3%
Average MPUs	0.5	0.4	0.1	25.0%
Average monthly revenue per payer	$76.51	$76.74	$(0.23)	(0.3)%
Payer conversion rate	6.1%	5.2%	0.9 pp	nm
pp = percentage points. nm = not meaningful.

Mobile platform revenue increased primarily due to the ongoing popularity of Jackpot Party Casino, MONOPOLY Slots, Bingo Showdown, 88 Fortunes, and Quick Hit Slots. Web platform and other revenue decreased due to a decline in player levels as a result of player preferences causing a continued migration to mobile platforms.

The increase in mobile penetration percentage is primarily reflective of a continued trend of players migrating from web to mobile platforms to play our games. Average MAU and DAU increased due to the growing popularity of our games driving our revenue growth described above, while ARPDAU primarily increased due to more payers.

The increase in average MPUs and payer conversion rates were due to the growing popularity of our games and increased interaction with the games by our players as a result of the introduction of new content and features into our games.

Operating Expenses

	Three Months Ended
	March 31,		Variance		Percentage of Revenue
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018 Change
Operating expenses:
Cost of revenue(1)	$45.7	$37.6	$8.1	22%	38.6%	38.6%	—
Sales and marketing(1)	34.3	23.0	11.3	49%	29.0%	23.6%	5.4pp
General and administrative(1)	10.3	8.5	1.8	21%	8.7%	8.7%	—
Research and development(1)	5.8	6.3	(0.5)	(8)%	4.9%	6.5%	(1.6)pp
Depreciation and amortization	1.7	5.8	(4.1)	(71)%	nm
Contingent acquisition consideration	0.3	18.0	(17.7)	(98)%	nm
Restructuring and other	0.3	0.1	0.2	200%	nm
Total operating expenses	$98.4	$99.3	$(0.9)	(1)%
(1) Excluding depreciation and amortization. nm = not meaningful. pp = percentage points.

Cost of Revenue

Cost of revenue increased primarily as a result of a $6.3 million increase in platform fees and a $2.0 million increase in royalties, which were both correlated with the revenue growth. The platform fees were in line with the 30 percent generally charged by platform providers. Cost of revenue as a percentage of revenue was flat. The three months ended March 31, 2019 and 2018 include $7.3 million and $6.3 million, respectively, in intellectual property royalties paid to Scientific Games Corporation for use of its intellectual property. Under the terms of the IP License Agreement and effective with the completion of the Offering, as more fully described in the Prospectus and Note 6 to the consolidated financial statements of SG Social Holding Company II, LLC, we acquired an exclusive (subject to certain limited exceptions), perpetual, non-royalty-bearing license for intellectual property created or acquired by Bally Gaming or its affiliates, which will result in no future royalties or fees for our use of intellectual property owned by Bally Gaming or its affiliates in our currently available games.

Sales and Marketing

Sales and marketing expenses increased primarily due to a $10.8 million increase in player acquisition costs, largely associated with MONOPOLY Slots, Bingo Showdown and other early stage games that are driving revenue growth. Sales and marketing as a percentage of revenue increased 5.4 percentage points as a result of a management decision to increase spend in the first quarter of 2019 as recent trends showed a better than expected return on some marketing channels. This investment is expected to drive higher revenue, net income and AEBITDA as we ramp down the marketing spend as a percentage of revenue in future quarters.

General and Administrative

General and administrative expenses increased primarily due to an increase in the number of participants as well as a change in the mix of participants in the stock-based compensation plan. General and administrative expenses as a percentage of revenue was flat.

Depreciation and Amortization

Depreciation and amortization decreased primarily due to certain intangible assets becoming fully amortized during 2018.

Contingent Acquisition Consideration

Contingent acquisition consideration decreased due to an $18.0 million remeasurement charge in the three months ended March 31, 2018 compared to $0.3 million remeasurement charge in the current period. The contingent acquisition consideration relates to the Bingo Showdown app’s post-acquisition performance following the Spicerack acquisition.

Net Income (Loss)

Net income increased primarily due to continued growth in revenue (as described above) coupled with lower contingent acquisition consideration and depreciation and amortization, collectively driving a 12.7 percentage points improvement in the net income margin. Contingent acquisition consideration expense impacting net income (loss) for 2019 and 2018 comparable periods was $0.3 million and $18.0 million, respectively.

AEBITDA

AEBITDA increased primarily due to continued growth in revenue, which was partially offset by higher sales and marketing expenses (as describe above). AEBITDA margin decreased by 2.2 percentage points primarily due to higher marketing and player acquisition costs described above.

Other Factors Affecting Net Income (Loss)

	Three Months Ended
	March 31,		Factors Affecting Net Income (Loss)
($ in millions)	2019	2018	2019 vs. 2018
Other expense (income), net	$1.6	$(0.1)	The change is primarily attributable to the changes in foreign currency rates between the U.S. Dollar and the Israeli Shekel.
Income tax expense (benefit)	4.7	(0.6)
Our effective tax rate for the three months ended March 31, 2019 and 2018 was 25.5% and 35.3%, respectively. The change in the effective tax rate relates primarily to the impact of tax reform coupled with the overall mix of income (loss) between domestic and foreign jurisdictions. See Note 4 to the condensed consolidated financial statements of SG Social Holding Company II, LLC for additional information.

RECENTLY ISSUED ACCOUNTING GUIDANCE

For a description of recently issued accounting pronouncements, see Note 1 to SG Social Holding Company II, LLC condensed consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in the Prospectus. There have been no significant changes in our critical accounting estimate policies or the application or the results of the application of those policies to our condensed consolidated financial statements.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Introduction
            On May 7, 2019, we completed the Offering of 22,000,000 shares of Class A common stock at a public offering price of $16.00 per share. We received $330.9 million in proceeds, net of underwriting discount, but before offering expenses of approximately $10.0 million. Refer to SciPlay Corporation financial statements Note 1 for a further description of the IPO.

We are a holding company, with no material assets other than our ownership of LLC Interests of SciPlay Parent LLC. Substantially all of our operations are carried out by SciPlay Parent LLC and its subsidiaries, and we have no independent means of generating revenue or cash flow. We depend on distributions from SciPlay Parent LLC to pay our taxes and expenses. SciPlay Parent LLC’s ability to make distributions to us will be restricted by the terms of the Revolver, and may be restricted by any future credit agreement we enter into, any future debt or preferred equity securities we or our subsidiaries issue, other contractual restrictions or applicable Nevada law.

              We have funded our operations primarily through cash flows from operating activities. Based on our current plans and market conditions, we believe that cash flows generated from our operations, the proceeds from the IPO described above and borrowing capacity under the Revolver will be sufficient to satisfy our anticipated cash requirements for the foreseeable future. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

Revolving Credit Facility
              In connection with the IPO described above, we entered into the $150.0 million Revolver by and among SciPlay Holding, as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The interest rate is either Adjusted LIBOR (as defined in the Revolver) plus 2.250% (with one 0.250% leverage-based step-down to the margin and one 0.250%

leverage-based step-up to the margin) or ABR plus 1.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) at our option. We are required to pay to the lenders a commitment fee of 0.500% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the five-year anniversary of the closing date of the Revolver, which fee varies based on the total net leverage ratio and is subject to a floor of 0.375%. The Revolver provides for up to $15.0 million in letter of credit issuances, which requires customary issuance and administration fees, and a fronting fee of 0.125%.

              The Revolver contains covenants that, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer or dispose of property and assets; invest; make dividends or distributions or other restricted payments; and engage in affiliate transactions, with the exception of certain payments under the TRA and payments in respect of certain tax distributions under the Operating Agreement. In addition, the Revolver requires us to maintain a maximum total net leverage ratio not to exceed 2.50:1.00 and to maintain a minimum fixed charge coverage ratio of no less than 4.00:1.00. Such covenants will be tested quarterly at the end of each fiscal quarter beginning with the third quarter of 2019. The Revolver is secured by a (i) first priority pledge of the equity securities of SciPlay Holding, SciPlay Parent LLC’s restricted subsidiaries and each subsidiary guarantor party thereto and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of SciPlay Parent LLC, SciPlay Holding and each subsidiary guarantor party thereto, in each case, subject to customary exceptions.

Changes in Cash Flows
The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
($ in millions)	2019	2018
Net cash provided by operating activities	$8.5	$13.1
Net cash used in investing activities	(1.6)	(0.7)
Net cash used in financing activities	(2.6)	(17.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2	—
Increase (decrease) in cash equivalents and restricted cash	$4.5	$(5.0)
Net cash provided by operating activities decreased primarily due to the increase in accounts receivable related to the timing of payments from our platform providers. Net cash used in financing activities decreased as we did not pay dividends to our parent, Scientific Games Corporation, during 2019.
Off Balance Sheet Obligations

As of March 31, 2019, we did not have any significant off-balance sheet arrangements.

Contractual Obligations
As described in Note 1 to the SG Social Holding Company II, LLC condensed consolidated financial statements, subsequent to March 31, 2019, we agreed with the Spicerack selling shareholders to pay them $31.0 million in total contingent acquisition consideration of which $21.0 million will be payable in the second quarter of 2019 with the remaining balance being fully paid by February 2020. There have been no other material changes to our contractual obligations disclosed in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2019, we had no material exposure to market risks.

Item 4. Control and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2019.

During the first quarter of 2019, we implemented changes to our internal control over financial reporting to address the adoption of ASC 842, including controls to enable the preparation of financial information.
Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 5 to SG Social Holding Company II, LLC condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

The risks described below are not the only risks facing us. Please be aware that additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also materially and adversely affect our business operations. You should also refer to the other information contained in our periodic reports, including the Forward-Looking Statements section, our consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the risks, uncertainties and assumptions relating to our business. Except where the context otherwise indicates, references below to the “Company,” “we,” “our,” “ours” and “us” include all of our subsidiaries.

Risks Related to Our Business and Industry

Our growth depends on our ability to attract and retain players, and the loss of our players, or failure to attract new players, could materially and adversely affect our business.

Our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new players to our games, and retain existing players of our games. Achieving growth in our community of players may require us to increasingly engage in sophisticated and costly sales and marketing efforts that may not result in additional players.

In addition, our ability to increase the number of players of our games will depend on continued player adoption of social casino and other forms of casual gaming. Growth in the social gaming industry and the level of demand for and market acceptance of our games are subject to a high degree of uncertainty. We cannot assure that player adoption of social gaming and our games will continue or exceed current growth rates, or that the industry will achieve more widespread acceptance.

Additionally, as technological or regulatory standards change and we modify our technology platform to comply with those standards, we may need players to take certain actions to continue playing, such as downloading a new game client, performing age gating checks or accepting new terms and conditions. Players may stop using our games and related services at any time, including if the quality of the player experience on our platform, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the player experience generally offered by competitive games and services. In addition, expenditures by players tend to fluctuate seasonally, particularly during the summer months, and may reflect overall economic conditions.

We face competition for leisure time, attention and discretionary spending of our players. Other forms of leisure time activities, such as offline, traditional online, personal computer and console games, television, movies, sports and the internet, are much larger and more well-established options for consumers. Consumer tastes and preferences for leisure time activities are also subject to sudden or unpredictable change on account of new innovations. If consumers do not find our games to be compelling or if other existing or new leisure time activities are perceived by our players to offer greater variety, affordability, interactivity and overall enjoyment, our business could be materially and adversely affected.

We rely on third-party platforms to make our games available to players and to collect revenue.

Our social gaming offerings operate through Apple, Google, Facebook and Amazon, which also serve as significant online distribution platforms for our games. In 2018 and 2017, all of our revenue was generated by players using those platforms. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any emerging platform providers that are widely adopted by our target player base. We are subject to the standard terms and conditions that these platform providers have for application developers, which govern the promotion, distribution and operation of games and other applications on their platforms, and which the platform providers can change unilaterally on short or without notice. Our business would be harmed if:

•	the platform providers discontinue or limit our access to their platforms;

•	governments or private parties, such as internet providers, impose bandwidth restrictions or increase charges or restrict or prohibit access to those platforms;

•	the platforms decline in popularity;

•	the platforms modify their current discovery mechanisms, communication channels available to developers, respective terms of service or other policies, including fees;

•	the platforms impose restrictions or make it more difficult for players to buy virtual currency; or

•	the platforms change how the personal information of players is made available to developers or develop their own competitive offerings.

If alternative platforms increase in popularity, we could be adversely impacted if we fail to create compatible versions of our games in a timely manner, or if we fail to establish a relationship with such alternative platforms. Likewise, if our platform providers alter their operating platforms, we could be adversely impacted as our offerings may not be compatible with the altered platforms or may require significant and costly modifications in order to become compatible. If our platform providers were to develop competitive offerings, either on their own or in cooperation with one or more competitors, our growth prospects could be negatively impacted. If our platform providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted.

In the past, some of these platform providers have been unavailable for short periods of time or experienced issues with their features that permit our players to purchase virtual currency. For example, in the second and third quarters of 2018, we were negatively impacted by data privacy protection changes implemented by Facebook, which impaired our players’ ability to access their previously acquired virtual currency and purchase additional virtual currency. If similar events recur on a prolonged basis or other similar issues arise that impact players’ ability to download our games, access social features or purchase virtual currency, it could have a material adverse effect on our revenue, operating results and brand.

Our free-to-play business model depends on the optional purchases of virtual currency to supplement the availability of periodically offered free virtual currency.

We derive nearly all of our revenue from the sale of virtual currency used to play our games. Our games are available to players for free, and we generally generate revenue from them only if they voluntarily purchase virtual currency above and beyond the level of free virtual currency provided periodically as part of the game. If we fail to offer games that attract purchases of virtual currency, or if we fail to properly manage the economics of free versus paid currency, our business, financial condition and results of operations could be materially and adversely affected.

A small number of games has generated a majority of our revenue, and we must continue to launch and enhance games that attract and retain a significant number of paying players in order to grow our revenue and sustain our competitive position.

Historically, we have depended on a small number of games for a majority of our revenue, and we expect that this dependency will continue for the foreseeable future. In particular, Jackpot Party Casino has accounted for a substantial portion of our revenue since its launch in 2012, including 49% of our revenue in 2017 and 44% of our revenue in 2018, and we expect it to continue to do so over the next several years. Our growth depends on our ability to consistently launch new games that achieve significant popularity. Each of our games generally requires significant research and development, engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased. Our ability to successfully and timely launch, sustain and expand games and attract and retain paying players largely depends on our ability to:

•	anticipate and effectively respond to changing game player interests and preferences;

•	anticipate or respond to changes in the competitive landscape;

•	develop, sustain and expand games that are fun, interesting and compelling to play and on which players want to spend money;

•	retain rights to the intellectual property rights of third parties, including Scientific Games Corporation;

•	build and maintain our brand and reputation;

•	effectively market new games and enhancements to our existing players and new players;

•	minimize launch delays and cost overruns on new games and game expansions;

•	minimize downtime and other technical difficulties; and

•	acquire high-quality assets, personnel and companies.

It is difficult to consistently anticipate player demand on a large scale, particularly as we develop new games in new markets, including the hypercasual gaming market, international markets and new mobile platforms. If we do not successfully launch games that attract and retain a significant number of paying players and extend the life of our existing games, our market share, reputation and financial results could be harmed. In addition, if the popularity of Jackpot Party Casino or any of our other top games decreases significantly, that would have a material adverse effect on our results of operations, cash flows and financial condition.

Moreover, it is difficult to predict the problems we may encounter in innovating and introducing new games, and we may need to devote significant resources to the creation, support and maintenance of our games and services. Under the IP License Agreement, our right to use any intellectual property created or acquired by Bally Gaming or its affiliates, or licensed by third parties to Bally Gaming, after the third anniversary of the date of the IP License Agreement, will be limited to use in our currently available games. This limit will also extend to derivative works of, or improvements to, intellectual property licensed to us under the IP License Agreement that are developed after the third anniversary of the date of the IP License Agreement (including by us), as such derivative works and improvements will be assigned to Bally Gaming and licensed back to us pursuant to the terms of the IP License Agreement. We cannot assure that we will be able to obtain a license for the use of any such intellectual property in our new games on commercially reasonable terms, if at all.

We cannot assure that our initiatives to improve our player experience will always be successful. We also cannot predict whether our new games or service offerings will be well received by players, or whether improving our technology will be successful or sufficient to offset the costs incurred to develop and market these games, services or technology.

We rely on a small percentage of our players for nearly all of our revenue.

A small percentage of our players account for nearly all of our revenue. For example, in 2017, 5.3% of our players made purchases in our games, and in 2018, 5.5% of our players made purchases in our games. However, we lose paying players in the ordinary course of business, and they may stop making purchases in our games or playing our games altogether at any time. In order to sustain or increase our revenue levels, we must attract new paying players or increase the amount our players pay. To retain paying players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. Our new games may also attract players away from our existing games. If we fail to grow or sustain the number of our paying players, or if the rate at which we add paying players declines or if the average amount our paying players pay declines, our results of operations, cash flows and financial condition could be adversely impacted.

Our success depends upon our ability to adapt to, and offer games that keep pace with, changing technology and evolving industry standards.

Our success depends upon our ability to attract and retain players, which is largely driven by maintaining and increasing the quantity and quality of social games. To satisfy players, we need to continue to improve their experience and innovate and introduce games that players find useful and that cause them to return to our suite of games more frequently. This includes continuing to improve our technology to optimize search results for our games, tailoring our game offerings to additional geographic and market segments, and improving the user-friendliness of our games and our ability to provide high-quality support. Our ability to anticipate or respond to changing technology and evolving industry standards and to develop and introduce new and enhanced games on a timely basis or at all is a significant factor affecting our ability to remain competitive and expand and attract new players. We cannot assure that we will achieve the necessary technological advances or have the financial resources needed to introduce new games on a timely basis or at all.

Our players depend on our support organization to resolve any issues relating to our games. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain employees who are not only qualified to support players of our games, but are also well versed in our games. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell virtual currency within our games to existing and prospective players, and could adversely impact our results of operations, cash flows and financial condition.

We operate in a highly competitive industry, and our success depends on our ability to effectively compete.

Social gaming, which includes social casinos and from which we derive substantially all of our revenue, is a rapidly evolving industry with low barriers to entry. Businesses can easily launch online or mobile platforms and applications at nominal cost by using commercially available software or partnering with various established companies in these markets. The market for our games is also characterized by rapid technological developments, frequent launches of new games, changes in player needs and behavior, disruption by innovative entrants and evolving business models and industry standards. As a result, our industry is constantly changing games and business models in order to adopt and optimize new technologies, increase cost efficiency and adapt to player preferences.

Successful execution of our strategy depends on our continuous ability to attract and retain players, adapt to the emergence of new mobile hardware or operating systems, expand the market for our games, maintain a technological edge and offer new capabilities to players. We also compete with social gaming companies, including those that offer social casinos such as Playtika, Zynga, DoubleU and others, that have no connection to regulated real money gaming, and many of those companies have a base of existing players that is larger than ours. In some cases, we compete against real money gaming operators who have expanded their games to include social casinos and leverage their land-based gaming relationship with Scientific Games Corporation to license social casino content from Scientific Games Corporation, although such rights are limited in scope by the IP License Agreement. In those cases, customers of such real money gaming operators may choose to play our content as it is offered by the operator and not as it is offered by our social casino games, detrimentally impacting our results.

Some of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, greater financial, technical, and other resources and, in some cases, the ability to rapidly combine online platforms with traditional staffing and contingent worker solutions. These companies may use these advantages to develop different platforms and services to compete with our games, spend more on advertising and brand marketing, invest more in research and development or respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions or player preferences or requirements. As a result, our players may decide to stop playing our games or switch to our competitors’ games.

Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future third-party suppliers. By doing so, these competitors may increase their ability to meet the needs of existing or prospective freelancers and players. These developments could limit our ability to obtain revenue from existing and new buyers. If we are unable to compete effectively, successfully and at reasonable cost against our existing and future competitors, our results of operations, cash flows and financial condition could be adversely impacted.

We offer players regular free play and frequent discounts for purchases of virtual coins to extend play in connection with our business. We cannot assure that competitive pressure will not cause us to increase the incentives that we offer to our players, which could adversely impact our results of operations, cash flows and financial condition.

Legal or regulatory restrictions could adversely impact our business and limit the growth of our operations.

There is significant opposition in some jurisdictions to interactive social gaming, including social casinos. Some states or countries have anti-gaming groups that specifically target social casino games. Such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming or social casinos specifically. These could result in a prohibition on interactive social gaming or social casinos altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition. We cannot predict the likelihood, timing, scope or terms of any such legislation or regulation or the extent to which they may affect our business.

In a recent case, the United States Court of Appeals for the Ninth Circuit decided that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits have been filed against other defendants, including Scientific Games Corporation. For example, in April 2018, a putative class action lawsuit was filed in federal district court alleging substantially the same causes of action against our social casino games. In December 2018, the federal district court assigned to the litigation denied Scientific Games Corporation’s motion to dismiss the plaintiff’s complaint and, in January 2019, Scientific Games Corporation filed its answer and affirmative defenses to the putative class action complaint. See “-Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” and Note 5 to SG Social Holding Company II, LLC condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In September 2018, sixteen gambling regulators signed a declaration expressing concern over the blurring of lines between gambling and video game products, including social casino gaming. The regulators committed to work together to analyze the characteristics of video games and social gaming, and to engage in an informed dialogue with the video game and social gaming industries to ensure the appropriate and efficient implementation of applicable laws and regulations. The regulators also indicated they would work closely with their consumer protection enforcement agencies. We cannot predict the likelihood, timing, scope or terms of any actions taken as a result of the declaration.

Consumer protection concerns regarding games such as ours have been raised in the past and may again be raised in the future. Such concerns could lead to increased scrutiny over the manner in which our games are designed, developed, distributed and presented. We cannot predict the likelihood, timing or scope of any concern reaching a level that will impact our business, or whether we would suffer any adverse impacts to our results of operations, cash flows and financial condition.

We may share part of the regulatory burdens of our parent, Scientific Games Corporation.

The majority of our voting power is held by wholly owned subsidiaries of Scientific Games Corporation, and we entered into the Intercompany Services Agreement, the IP License Agreement, the Registration Rights Agreement and the TRA with one or more of Scientific Games Corporation and its affiliates. Scientific Games Corporation and its affiliates hold many privileged licenses in jurisdictions around the world, allowing them to operate as gambling equipment and service suppliers. Regulators that issue such licenses have broad investigative powers and could ask for information from our majority stockholder, the entities from which we license intellectual property and their affiliates. Scientific Games Corporation and its affiliates, including SciPlay Parent LLC and its subsidiaries, will be obligated to cooperate with the investigations of such regulators. Such licenses may limit the operations and activities of subsidiaries and affiliates of Scientific Games Corporation, including SciPlay Parent LLC and its subsidiaries.

Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties.

We collect, process, store, use and share data, some of which contains personal information. Our business is therefore subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission, sharing and protection of personal information and other consumer data. Such laws and regulations may be inconsistent among countries or conflict with other rules. In particular, the European Union, or EU, has adopted strict data privacy and security regulations. Following recent developments, such as the European Court of Justice’s 2015 ruling that the transfer of personal data from the EU to the U.S. under the EU/U.S. Safe Harbor was an invalid mechanism of personal data transfer, the adoption of the EU-U.S. Privacy Shield as a replacement for the Safe Harbor, and the effectiveness of the EU’s General Data Protection Regulation (“GDPR”) as of May 2018, data privacy and security compliance in the EU are increasingly complex and challenging. The GDPR created new compliance obligations applicable to our business and some of our players, which could cause us to change our business practices, and increases financial penalties for noncompliance (including possible fines of up to four percent of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious violations). The scope of data privacy and security regulations worldwide continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions. For example, in June 2018, California enacted the California Consumer Privacy Act (“CCPA”), which is presently going into effect on January 1, 2020. When effective, the new law will, among other things, require new disclosures to California consumers, impose new rules for collecting or using information about minors, and afford consumers new abilities to opt out of certain disclosures of personal information. California legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The U.S. Congress may also pass a law to preempt all or part of the CCPA. As passed, the effects of the CCPA potentially are significant, however, and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. There currently are a number of proposals related to data privacy or security pending before federal, state, and foreign legislative and regulatory bodies. For example, the European Union is contemplating the adoption of the Regulation on Privacy and Electronic Communications, which is expected to take effect in 2019, that would govern data privacy and the protection of personal data in electronic communications, in particular for direct marketing purposes. Efforts to comply with these and other data privacy and security restrictions that may be enacted could require us to modify our data processing practices and policies and increase the cost of our operations. Failure to comply with such restrictions could subject us to criminal and civil sanctions and other penalties. In part due to the uncertainty of the legal climate, complying with regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to attract or retain players, and otherwise adversely affect our business, financial condition and operating results.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to players or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our players to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to us may limit the adoption and use of, and reduce the overall demand for, our games. Additionally, if third parties we work with violate applicable laws, regulations, or agreements, such violations may put our players’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our players to lose trust in us and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

We rely on the ability to use the intellectual property rights of Scientific Games Corporation and other third parties, including the third-party intellectual property rights licensed to Scientific Games Corporation that we have enjoyed as an indirect subsidiary of Scientific Games Corporation, and we may lose the benefit of any intellectual property owned by or licensed to Scientific Games Corporation if it ceases to hold certain minimum percentages of the voting power in our company.

Substantially all of our games rely on products, technologies and other intellectual property that are licensed from

Scientific Games Corporation and other third parties. Since September 2016, we have been party to an intercompany license agreement with Scientific Games Corporation pursuant to which we receive the right to use certain patents, brands, trademarks and other intellectual property owned by or licensed to Scientific Games Corporation. In addition, as an indirect subsidiary of Scientific Games Corporation, we benefit from intellectual property licensed to Scientific Games Corporation for the benefit of it and its subsidiaries. Under the IP License Agreement and as a subsidiary of Scientific Games Corporation, we expect, but cannot guarantee, that we will be able to continue to receive those rights on favorable or reasonable terms, and licensors may have approval rights over any future sublicenses by Scientific Games Corporation. The IP License Agreement has a change of control provision that requires Bally Gaming’s consent, not to be unreasonably withheld, in the event of changes of control of our company that are not initiated by Scientific Games Corporation. Bally Gaming could reasonably withhold its consent, and therefore have the right to terminate the IP License Agreement, if, for example, a competitor of Scientific Games Corporation were to acquire more than 50% of the voting power in our company. If Bally Gaming were to exercise this termination right, we would lose the benefit of any intellectual property licensed to us under the IP License Agreement, which is essential to our business, including any intellectual property that we develop, to the extent it is an improvement, enhancement, modification, or derivative work of any intellectual property licensed to us under the IP License Agreement.

Any transaction that results in Scientific Games Corporation ceasing to hold at least 50% of the voting power in our company will be considered a change of control transaction requiring Bally Gaming’s consent, except for: (i) transactions initiated by Scientific Games Corporation, or (ii) decreases in voting power resulting from (a) Scientific Games Corporation selling any ownership interests in our company, either privately or through additional public offerings, or (b) any future issuance of additional shares of our capital stock. In addition, our rights to any third-party intellectual property licensed to Bally Gaming or its affiliates and sublicensed to us under the IP License Agreement are subject to any change of control provisions in the applicable third-party license.

Further, even absent termination of the IP License Agreement, if Scientific Games Corporation ceases to hold at least 50% of the voting power in our company, or such other percentage as may be required by a specific third-party license between the applicable third party and Scientific Games Corporation, we may also lose the benefit of any intellectual property licensed to Scientific Games Corporation for the benefit of it or its subsidiaries. We have little control over future amendments or renewals of third-party licenses to which we are not a party, and such amendments and renewals may affect the ability of Scientific Games Corporation to sublicense such third-party intellectual property rights to us, or our ability to benefit directly from such intellectual property without a sublicense as a subsidiary of Scientific Games Corporation.

The future success of our business will depend, in part, on our ability to obtain, retain or expand licenses for technologies and services in a competitive market. We cannot assure that these third-party licenses, including the IP License Agreement, or support for such licensed technologies and services, will continue to be available to us on commercially reasonable terms, if at all. In the event that we lose the benefit of, or cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the technologies and services that include or incorporate the licensed intellectual property. In addition, while we are controlled by Scientific Games Corporation, we may not have the leverage to negotiate amendments to the IP License Agreement, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.

Some of our license agreements contain minimum guaranteed royalty payments to the third party, and other agreements are sublicenses where such payment obligations are passed on to us by the sublicensor, including under the IP License Agreement. If we are unable to generate sufficient revenue to offset the minimum guaranteed royalty payments, it could have a material adverse effect on our results of operations, cash flows and financial condition. Our license agreements, including both direct licenses and sublicensing arrangements, typically contain customary restrictions on our ability to use or transfer the licensed rights, including in connection with certain strategic transactions, such as a change of control of the licensee. Although we believe that we are complying with our obligations under these license agreements and do not believe them to be in jeopardy of being terminated, we cannot assure that any or all of these license agreements in fact will remain in effect. Under certain of these agreements, the licensor has the right to audit our use of their intellectual property. Disputes with licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license or litigation.

Our business depends on the protection of our proprietary information and our owned and licensed intellectual property.

We believe that our success depends, in part, on protecting our owned and licensed intellectual property in the

U.S. and in foreign countries. Our intellectual property includes certain trademarks and copyrights relating to our games, and proprietary or confidential information that is not subject to formal intellectual property protection. Intellectual property that is significant to our business is owned by Scientific Games Corporation and other third parties. Our success may depend, in part, on our and our licensors’ ability to protect the trademarks, trade dress, names, logos or symbols under which we market our games and to obtain and maintain patent, copyright and other intellectual property protection for the technologies, designs, software and innovations used in our games and our business. We cannot assure that we will be able to build and maintain consumer value in our trademarks, copyrights or other intellectual property protection in our technologies, designs, software and innovations or that any patent, trademark, copyright or other intellectual property right will provide us with competitive advantages.

We also rely on trade secrets and proprietary knowledge. We enter into confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information, but we cannot assure that the obligation to maintain the confidentiality of our trade secrets and proprietary information will be honored.

In the future we may make, claims of infringement against third parties, or make claims that third-party intellectual property rights are invalid or unenforceable. These claims could:

•	cause us to incur greater costs and expenses in the protection of our intellectual property;

•	potentially negatively impact our intellectual property rights, for example, by causing one or more of our intellectual property rights to be ruled or rendered unenforceable or invalid; or

•	divert management’s attention and our resources.

The intellectual property rights of others may prevent us from developing new games, entering new markets or may expose us to liability or costly litigation.

Our success depends in part on our ability to continually adapt our games to incorporate new technologies and to expand into markets that may be created by new technologies. If technologies are protected by the intellectual property rights of our competitors or other third parties, we may be prevented from introducing games based on these technologies or expanding into markets created by these technologies.

We cannot assure that our business activities and games will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. A successful claim of infringement by a third party against us, our games or one of our licensees in connection with the use of our technologies, or an unsuccessful claim of infringement made by us against a third party or its products or games, could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, should it occur, could:

•	be expensive and time-consuming to defend or require us to pay significant amounts in damages;

•	result in invalidation of our proprietary rights or render our proprietary rights unenforceable;

•	cause us to cease making, licensing or using games that incorporate the intellectual property;

•	require us to redesign, reengineer or rebrand our games or limit our ability to bring new games to the market in the future;

•	require us to enter into costly or burdensome royalty, licensing or settlement agreements in order to obtain the right to use a product or process;

•	impact the commercial viability of the games that are the subject of the claim during the pendency of such claim; or

•	require us to stop selling the infringing games.

Our success depends on the security and integrity of the games we offer, and security breaches or other disruptions could compromise our information or the information of our players and expose us to liability, which would cause our business and reputation to suffer.

We believe that our success depends, in large part, on providing secure games to our players. Our business sometimes involves the storage, processing and transmission of players’ proprietary, confidential and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Despite our security measures, our games may be vulnerable to attacks by hackers, players, vendors or employees or breached due to malfeasance or other disruptions. Any security breach or incident that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our or our players’ data, the loss, corruption or alteration of this data, interruptions in our operations, or damage to our computers or systems or those of our players or third-party platforms. Any of these could expose us to claims, litigation, fines and potential liability.

An increasing number of online services have disclosed security breaches, some of which have involved sophisticated and highly targeted attacks on portions of their services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose players. Data security breaches and other data security incidents may also result from non-technical means, for example, actions by employees or contractors. Any compromise of our security could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability that is not always limited to the amounts covered by our insurance. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could have a material adverse impact on our results of operations, cash flows and financial condition.

Our ability to prevent anomalies and monitor and ensure the quality and integrity of our games and software is periodically reviewed and enhanced, but may not be sufficient to prevent future attacks, breaches or disruptions. Similarly, we regularly assess the adequacy of our security systems, including the security of our games and software to protect against any material loss to any of our players and the integrity of our games to players. However, we cannot assure that our business will not be affected by a security breach or lapse.

If we sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences.

Our information technology may be subject to cyber-attacks, viruses, malicious software, break-ins, theft, computer hacking, employee error or malfeasance or other security breaches. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and the data stored on those systems, and the data of our business partners. Further, third parties, such as hosted solution providers, that provide services to the Company, could also be a source of security risks in the event of a failure of their own security systems and infrastructure.

The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or players. As threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. Although we have insurance coverage for protecting against cyber-attacks, it may not be sufficient to cover all possible claims, and we may suffer losses that could have a material adverse effect on our business. We could also be negatively impacted by existing and proposed U.S. and non-U.S. laws and regulations, and government policies and practices related to cybersecurity, data privacy, data localization and data protection.

We rely on information technology and other systems, and any failures in our systems or errors, defects or disruptions in our games could diminish our brand and reputation, subject us to liability and could disrupt our business and adversely impact our results.

We rely on information technology systems that are important to the operation of our business, some of which are managed by third parties. These third parties are typically under no obligation to renew agreements and there is no guarantee that we will be able to renew these agreements on commercially reasonable terms, or at all. These systems are used to process, transmit and store electronic information, to manage and support our business operations and to maintain internal control over our financial reporting. In addition, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, and regulations. We could encounter difficulties in developing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems are susceptible to damage, outages, disruptions or shutdowns due to fire, floods, power loss, break-ins, cyber-attacks, network penetration, denial of service attacks and similar events. Any failures in our computer systems or telecommunications services could affect our ability to operate our games or otherwise conduct business.

A meaningful portion of our game traffic is hosted by third-party data centers, such as Amazon Web Services (“AWS”). Such third parties provide us with computing and storage capacity, and AWS is under no obligation to renew the agreements related to these services with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities and we may incur significant costs and possible lengthy service interruptions in connection with doing so, potentially causing harm to our reputation. If a game is unavailable or operates more slowly than anticipated when a player attempts to access it, that player may stop playing the game and be less likely to return to the game.

Portions of our information technology infrastructure, including those operated by third parties, may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource-intensive. We have no control over third parties that provide services to us and those parties could suffer problems or make decisions adverse to our business. We have contingency plans in place to prevent or mitigate the impact of these events. However, such disruptions could materially and adversely impact our ability to deliver games to players and interrupt other processes. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision-makers, the ability to manage our business could be disrupted and our results of operations, cash flows and financial condition could be materially and adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition.

Substantially all of our games rely on data transferred over the internet, including wireless internet. Access to the internet in a timely fashion is necessary to provide a satisfactory player experience to the players of our games. Third parties, such as telecommunications companies, could prevent access to the internet or limit the speed of our data transmissions, with or without reason, causing an adverse impact on our player experience that may materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition. In addition, telecommunications companies may implement certain measures, such as increased cost or restrictions based on the type or amount of data transmitted, that would impact consumers’ ability to access our games, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition. Furthermore, internet penetration may be adversely affected by difficult global economic conditions or the cancellation of government programs to expand broadband access.

Our games and other software applications and systems, and the third-party platforms upon which they are made available could contain undetected errors.

Our games and other software applications and systems, as well as the third-party platforms upon which they are made available, could contain undetected errors that could adversely affect the performance of our games. For example, these errors could prevent the player from making in-app purchases of virtual coins, which could harm our operating results. They could also harm the overall game-playing experience for our players, which could cause players to reduce their playing time or in game purchases, discontinue playing our games altogether, or not recommend our games to other players. Such errors could also result in our games being non-compliant with applicable laws or create legal liability for

us.

Resolving such errors could disrupt our operations, cause us to divert resources from other projects, or harm our operating results.

Some of our players may obtain virtual currency used in, or otherwise alter the intended game play of, our games through hacking or other unauthorized methods, resulting in a negative impact to our revenue.

Unauthorized operators may develop “hacks” that enable players to alter the intended game play or obtain unfair advantages in our games. For example, although we do not permit the exchange of virtual currency between accounts or with third parties, it is possible that unauthorized operators could offer “hacks” that allow players to obtain virtual currency through unauthorized methods, potentially having a negative impact on the amount of revenue we collect from players. We could change our business model and allow authorized trading in the future, which could result in additional opportunities for players to obtain virtual currency for use in our games through unauthorized methods.

Additionally, unrelated third parties may attempt to scam our players with fake offers for virtual currency or other game benefits. These scams may harm the experience of our players, disrupt the virtual economies of our games and reduce the demand for virtual currency, which may result in increased costs to combat such programs and scams, a loss of revenue from the sale of virtual currency and a loss of players.

We may use open source software in a manner that could be harmful to our business.

We use open source software in connection with our technology and games. The original developers of the open source code provide no warranties on such code. Moreover, some open source software licenses require players who distribute open source software as part of their proprietary software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. We try to use open source software in a manner that will not require the disclosure of the source code to our proprietary software or prevent us from charging fees to our players for use of our proprietary software. However, we cannot guarantee that these efforts will be successful, and thus, there is a risk that the use of such open source code may ultimately preclude us from charging fees for the use of certain software, require us to replace certain code used in our games, pay a royalty to use some open source code, make the source code of our games publicly available or discontinue certain games. Our results of operations, cash flows and financial condition could be adversely affected by any of the above requirements.

Our inability to complete acquisitions and integrate those businesses successfully could limit our growth or disrupt our plans and operations.

From time to time, we pursue strategic acquisitions, such as our acquisition of Spicerack in April 2017. Our ability to succeed in implementing our strategy will depend to some degree upon our ability to identify and complete commercially viable acquisitions. We cannot assure that acquisition opportunities will be available on acceptable terms or at all, or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions.

We may not be able to successfully integrate any businesses that we acquire or do so within the intended timeframes. We could face significant challenges in managing and integrating our acquisitions and our combined operations, including acquired assets, operations and personnel. In addition, the expected cost synergies associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes or cost expectations, which could result in increased costs and have an adverse effect on our prospects, results of operations, cash flows and financial condition. We would expect to incur incremental costs and capital expenditures related to integration activities.

Acquisition transactions may disrupt our ongoing business. The integration of acquisitions would require significant time and focus from management and might divert attention from the day-to-day operations of the combined business or delay the achievement of our strategic objectives.

Failure in pursuing or executing new business initiatives could have a material adverse impact on our business and future growth.

Our growth strategy includes evaluating, considering and effectively executing new business initiatives, such as hypercasual games, which can be difficult. Management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. In particular, initiatives such as hypercasual gaming are subject to intense competition due to low barriers to entry and the difficulty of differentiating games through intellectual property. Entering into any new initiative can also divert our management’s attention from other business issues and opportunities. Failure to effectively identify, pursue and execute new business initiatives, may adversely affect our reputation, business, financial condition and results of operations.

Our business may suffer if we do not successfully manage our current and potential future growth.

We have grown significantly in recent years and we intend to continue to expand the scope and geographic reach of the games we provide. Our total revenue increased to $416.2 million in 2018, from $361.4 million in 2017 and $274.6 million in 2016. Our anticipated future growth will likely place significant demands on our management and operations. Our success in managing our growth will depend, to a significant degree, on the ability of our executive officers and other members of senior management to operate effectively, and on our ability to improve and develop our financial and management information systems, controls and procedures. In addition, we will likely have to successfully adapt our existing systems and introduce new systems, expand, train and manage our employees and improve and expand our sales and marketing capabilities.

If we are unable to properly and prudently manage our operations as they continue to grow, or if the quality of our games deteriorates due to mismanagement, our brand name and reputation could be severely harmed, and our business, prospects, financial condition and results of operations could be adversely affected.

The Revolver we entered into in connection with the initial public offering imposes certain restrictions that may affect our ability to operate our business and make payments on our indebtedness.

In connection with the initial public offering, we entered into the Revolver, which contains covenants that, among other things, restricts our ability to incur additional indebtedness; incur liens; sell, transfer or dispose of property and assets; invest; make dividends or distributions or other restricted payments and engage in affiliate transactions. In addition, we are required to maintain a maximum total net leverage ratio not to exceed 2.50:1.00 and maintain a minimum fixed charge coverage ratio of no less than 4.00:1.00. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Capital Resources and Working Capital-Revolving Credit Facility.” The Revolver limits our ability to make certain payments, including dividends or distributions on SciPlay Parent LLC’s equity and other restricted payments, provided, however, that payments in respect of certain tax distributions under the Operating Agreement and certain payments under the TRA are permitted, and payments to SciPlay Parent LLC’s direct or indirect parent made on or prior to the closing date of the Revolver in an amount not to exceed the net cash proceeds of the initial public offering are permitted, among other customary exceptions.

Moreover, the new Revolver requires us to dedicate a portion of our cash flow from operations to interest payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes; increasing our vulnerability to adverse general economic, industry or competitive developments or conditions; and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or in pursuing our strategic objectives.

We may be exposed to the risk of increased interest rates.

The Revolver entered into in connection with the initial public offering has variable rates of interest, some of which use the London Inter-Bank Offered Rate (“LIBOR”), as a benchmark. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Capital Resources and Working Capital-Revolving Credit Facility.” Accordingly, we may face increased rates over time. There is currently uncertainty regarding the continued use and reliability of LIBOR, and any financial instruments or agreements using LIBOR as a benchmark interest rate may be adversely affected. This uncertainty about the future of LIBOR and the potential discontinuance of LIBOR may exacerbate the risk to us of increased interest rates, and our business, prospects, financial condition and results of operations could be materially and adversely affected.

We may require additional capital to meet our financial obligations and support business growth, and this capital may not be available on acceptable terms or at all.

Based on our current plans and market conditions, we believe that cash flows generated from our operations, the proceeds from the initial public offering and borrowing capacity under the Revolver will be sufficient to satisfy our anticipated cash requirements in the ordinary course of business for the foreseeable future. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings in addition to our Revolver to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing we secure in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

We track certain performance metrics with internal and third-party tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and adversely affect our business.

We track certain performance metrics, including the number of active and paying players of our games. Our performance metrics tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or over count performance or contain algorithm or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies.

Furthermore, our performance metrics may be perceived as unreliable or inaccurate by players, analysts or business partners. If our performance metrics are not accurate representations of our business, player base or traffic levels, if we discover material inaccuracies in our metrics or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed and our business, prospects, financial condition and results of operations could be materially and adversely affected.

Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance.

Our results of operations can fluctuate due to seasonal trends and other factors. Player activity is generally slower in the second and third quarters of the year, particularly during the summer months. Certain other seasonal trends and factors that may cause our results to fluctuate include:

•	the geographies where we operate;

•	holiday and vacation seasons;

•	climate and weather;

•	economic and political conditions; and

•	timing of the release of new games.

In light of the foregoing, results for any quarter are not necessarily indicative of the results that may be achieved in another quarter or for the full fiscal year. We cannot assure that the seasonal trends and other factors that have impacted our historical results will repeat in future periods as we cannot influence or forecast many of these factors.

We rely on skilled employees with creative and technical backgrounds.

We rely on our highly skilled, technically trained and creative employees to develop new technologies and create innovative games. Such employees, particularly game designers, engineers and project managers with desirable skill sets are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. A lack of skilled technical workers could delay or negatively impact our business plans, ability to compete, results of operations, cash flows and financial condition.

Our results of operations, cash flows and financial condition could be affected by natural events in the locations in which we or our key providers or suppliers operate.

We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods or tsunamis that could disrupt our operations or the operations of our key providers or suppliers. Natural disasters or other disruptions at any of our facilities or our key providers’ or suppliers’ facilities, such as AWS, Apple, Google, Facebook and Amazon may impair the operation, development or provision of our games. While we insure against certain business interruption risks, we cannot assure that such insurance will compensate us for any losses incurred as a result of natural or other disasters. Any serious disruption to our operations, or those of our key providers or suppliers could have a material adverse effect on our results of operations, cash flows and financial condition.

Our foreign operations expose us to business and legal risks.

We generate a portion of our revenue from operations outside of the U.S. For the years ended December 31, 2018 and 2017, we derived approximately 8.6% and 9.4%, respectively, of our revenue from sales to players outside of the U.S. We also have significant operations, including game development operations, in Israel.

Our operations in foreign jurisdictions may subject us to additional risks customarily associated with such operations, including: the complexity of foreign laws, regulations and markets; the uncertainty of enforcement of remedies in foreign jurisdictions; the effect of currency exchange rate fluctuations; the impact of foreign labor laws and disputes; the ability to attract and retain key personnel in foreign jurisdictions; the economic, tax and regulatory policies of local governments; compliance with applicable anti-money laundering, anti-bribery and anti-corruption laws, including the Foreign Corrupt Practices Act and other anti-corruption laws that generally prohibit U.S. persons and companies and their agents from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business; and compliance with applicable sanctions regimes regarding dealings with certain persons or countries. Certain of these laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls.

Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions and other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition. In addition, our international business operations could be interrupted and negatively affected by terrorist activity, political unrest or other economic or political uncertainties. Moreover, foreign jurisdictions could impose tariffs, quotas, trade barriers and other similar restrictions on our international sales.

Further, our ability to expand successfully in foreign jurisdictions involves other risks, including difficulties in integrating foreign operations, risks associated with entering jurisdictions in which we may have little experience and the day-to-day management of a growing and increasingly geographically diverse company. We may not realize the operating efficiencies, competitive advantages or financial results that we anticipate from our investments in foreign jurisdictions.

Changes in tax laws or tax rulings, or the examination of our tax positions, could materially affect our financial condition and results of operations.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws.

However, the tax benefits that we intend to eventually derive could be undermined due to changing tax laws. In addition, the taxing authorities in the U.S. and other jurisdictions where we do business regularly examine income and other tax returns and we expect that they may examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty.

The recent comprehensive tax reform in the U.S. could adversely affect our business and financial condition.

The U.S. enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and cash equivalents and illiquid assets, with the latter taxed at a lower rate. Because these tax law changes are relatively new, we are still evaluating the impact they may have on our business and results of operations in the future, and although at this time we do not expect that the changes will have an overall significant adverse impact on our business and financial condition, we cannot assure you that our business and results of operations will not be adversely affected by these new laws.

Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition.

We have been party to, are currently party to, and in the future may become subject to additional, legal proceedings in the operation of our business, including, but not limited to, with respect to consumer protection, gambling-related matters, employee matters, alleged service and system malfunctions, alleged intellectual property infringement and claims relating to our contracts, licenses and strategic investments.

For example, in a recent case, the United States Court of Appeals for the Ninth Circuit held that a plaintiff had stated a cognizable putative class action claim that a social casino game, Big Fish Casino, which is produced by one of our competitors, falls within Washington State’s statutory definition of an illegal gambling game, and the Ninth Circuit accordingly remanded the case to the federal district court for further proceedings on plaintiff’s claim. In April 2018, a putative class action lawsuit, Sheryl Fife v. Scientific Games Corp., was filed against our parent, Scientific Games Corporation, in federal district court that is directed against certain of our social casino games, including Jackpot Party Casino. The plaintiff alleges substantially the same causes of action against our social casino games that are alleged with respect to Big Fish Casino, including the allegation that our social casino games violate Washington State gambling laws. In December 2018, the federal district court assigned to the litigation denied Scientific Games Corporation’s motion to dismiss the plaintiff’s complaint. In January 2019, Scientific Games Corporation filed its answer and affirmative defenses to the putative class action complaint. See Note 5 to SG Social Holding Company II, LLC condensed consolidated financial statements in this Quarterly Report on Form 10-Q. We may incur significant expense defending this lawsuit or any other lawsuit to which we may be a party. Although the case was brought against Scientific Games Corporation, pursuant to the Intercompany Services Agreement, we would expect to cover or contribute to any damage awards due to the matter arising as a result of our business. If the plaintiff were to obtain a judgment in her favor in this lawsuit, then our results in Washington could be negatively impacted, and we could be restricted from operating social casino games in Washington. Additional legal proceedings targeting our social casino games and claiming violations of state or federal laws also could occur, based on the unique and particular laws of each jurisdiction. We cannot predict the likelihood, timing or scope of the consequences of such an outcome, or the outcome of any other legal proceedings to which we may be a party, any of which could have a material adverse effect on our results of operations, cash flows or financial condition.

Our insurance may not provide adequate levels of coverage against claims.

We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business prospects, results of operations, cash flows and financial condition.

Risks Related to Our Relationship with Scientific Games Corporation

Scientific Games Corporation controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

Scientific Games Corporation, through its indirect wholly owned subsidiaries, the SG Members, controls shares representing a majority of our combined voting power. The SG Members own all of our outstanding Class B common stock, which represents approximately 82.6% of our total outstanding shares of common stock and approximately 97.9% of the combined voting power of both classes of our outstanding common stock. On all matters submitted to a vote of our stockholders, our Class B common stock entitles its owners to ten votes per share (for so long as the number of shares of our common stock beneficially owned by the SG Members and their affiliates represents at least 10% of our outstanding shares of common stock and, thereafter, one vote per share), and our Class A common stock entitles its owners to one vote per share. As long as Scientific Games Corporation continues to control shares representing a majority of our combined voting power, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election of directors (unless supermajority approval of such matter is required by applicable law). Even if Scientific Games Corporation were to control less than a majority of our combined voting power, it may be able to influence the outcome of corporate actions so long as it owns a significant portion of our combined voting power. If Scientific Games Corporation does not cause the SG Members to dispose of their shares of our common stock, Scientific Games Corporation could retain control over us for an extended period of time or indefinitely.

Investors will not be able to affect the outcome of any stockholder vote while Scientific Games Corporation controls the majority of our combined voting power (or, in the case of removal of directors, two-thirds of our combined voting power). Due to its ownership and rights under our articles of incorporation and our bylaws, Scientific Games Corporation is able to control, indirectly through the SG Members and subject to applicable law, the composition of our board of directors, which in turn is able to control all matters affecting us, including, among other things:

•
any determination with respect to our business direction and policies, including the appointment and removal of officers and, in the event of a vacancy on our board of directors, additional or replacement directors;

•	any determinations with respect to mergers, business combinations or disposition of assets;

•	determination of our management policies;

•	determination of the composition of the committees on our board of directors;

•	our financing policy;

•	our compensation and benefit programs and other human resources policy decisions;

•	termination of, changes to or determinations under our agreements with Scientific Games Corporation;

•	changes to any other agreements that may adversely affect us;

•	the payment of dividends on our Class A common stock; and

•	determinations with respect to our tax returns.

Because Scientific Games Corporation’s interests may differ from ours or from those of our other stockholders, actions that Scientific Games Corporation takes with respect to us, as our controlling stockholder, may not be favorable to us or our other stockholders.

If Scientific Games Corporation causes the SG Members to sell a controlling interest in our company to a third party in a private transaction, you may not realize any change-of-control premium on shares of our Class A common stock, and we may become subject to the control of a presently unknown third party.

Scientific Games Corporation, through its indirect wholly owned subsidiaries, the SG Members, holds approximately 97.9% of our combined voting power. Scientific Games Corporation has the ability, should it choose to do so, to cause the SG Members to sell some or all of their shares of our common stock and the LLC Interests the SG Members hold in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company.

The ability of Scientific Games Corporation to cause the SG Members to privately sell their shares of our common stock and the LLC Interests the SG Members hold, with no requirement for a concurrent offer to be made to acquire all of our shares that will be publicly traded hereafter, could prevent you from realizing any change-of-control premium on your shares of our common stock that may otherwise accrue to Scientific Games Corporation on its private sale of our common stock and the LLC Interests it holds. Additionally, if Scientific Games Corporation causes the SG Members to privately sell shares representing a significant portion of our common stock, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if Scientific Games Corporation causes the SG Members to sell a controlling interest in our company to a third party, any debt financing (including the Revolver) we secure in the future may be subject to acceleration, Scientific Games Corporation may terminate the Intercompany Services Agreement, the IP License Agreement and other arrangements, and our other relationships and agreements, including our license agreements, could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our results of operations, cash flows and financial condition.

Scientific Games Corporation’s interests may conflict with our interests and the interests of our stockholders. Conflicts of interest between Scientific Games Corporation and us could be resolved in a manner unfavorable to us and our public stockholders.

Various conflicts of interest between us and Scientific Games Corporation could arise. Ownership interests of directors or officers of Scientific Games Corporation in our common stock and ownership interests of our directors and officers in the stock of Scientific Games Corporation, or a person’s service either as a director or officer of both companies, could create or appear to create potential conflicts of interest when those directors and officers are faced with decisions relating to our company. These decisions could include:

•	corporate opportunities;

•	the impact that operating decisions for our business may have on Scientific Games Corporation’s consolidated financial statements;

•	differences in tax positions between Scientific Games Corporation and us, especially in light of the TRA (see “Risks Related to Our Organizational Structure and the TRA”);

•
the impact that operating or capital decisions (including the incurrence of indebtedness) for our business may have on Scientific Games Corporation’s current or future indebtedness or the covenants under that indebtedness;

•	future, potential commercial arrangements between Scientific Games Corporation and us or between Scientific Games Corporation and third parties;

•	business combinations involving us;

•	our dividend policy;

•	management stock ownership; and

•	the intercompany agreements between Scientific Games Corporation and us.

Furthermore, disputes may arise between Scientific Games Corporation and us relating to our past and ongoing relationship and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:

•	tax, employee benefits, indemnification and other matters arising from the initial public offering;

•	the nature, quality and pricing of services Scientific Games Corporation agrees to provide to us;

•	sales or other disposals by the SG Members of all or a portion of their ownership interests in SciPlay Parent

LLC or us; and

•	business combinations involving us.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. While we are controlled by Scientific Games Corporation, we may not have the leverage to negotiate amendments to our agreements with Scientific Games Corporation, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.

Certain of our directors may have actual or potential conflicts of interest because of their positions with Scientific Games Corporation or MacAndrews & Forbes Incorporated.

Barry L. Cottle, Frances F. Townsend and M. Mendel Pinson serve on our board of directors and also hold positions with Scientific Games Corporation or MacAndrews & Forbes Incorporated (“MacAndrews & Forbes”) as applicable. In addition, such individuals may own Scientific Games Corporation common stock, options to purchase Scientific Games Corporation common stock or other Scientific Games Corporation equity awards. These individuals’ holdings of Scientific Games Corporation’s common stock, options to purchase Scientific Games Corporation common stock or other equity awards may be significant for some of these persons compared to these persons’ total assets. Their positions at Scientific Games Corporation or at MacAndrews & Forbes, as applicable, and the ownership of any Scientific Games Corporation equity or equity awards creates, or may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for Scientific Games Corporation or MacAndrews & Forbes than the decisions have for us.

Our articles of incorporation limit Scientific Games Corporation’s and its directors’ and officers’ liability to us or you for breach of fiduciary duty and could also prevent us from benefiting from corporate opportunities that might otherwise have been available to us.

Our articles of incorporation provide that, subject to any contractual provision to the contrary, Scientific Games Corporation has no obligation to refrain from:

•	engaging in the same or similar business activities or lines of business as we do;

•	doing business with any of our clients, consumers, vendors or lessors;

•	employing or otherwise engaging any of our officers or employees; or

•	making investments in any property in which we may make investments.

Under our articles of incorporation, neither Scientific Games Corporation nor any officer or director of Scientific Games Corporation, except as provided in our articles of incorporation, is liable to us or to our stockholders for breach of any fiduciary duty by reason of any of these activities.

Additionally, our articles of incorporation include a “corporate opportunity” provision in which we renounce any interests or expectancy in corporate opportunities which become known to (i) any of our directors or officers who are also directors, officers, employees or other affiliates of Scientific Games Corporation or its affiliates (except that we and our subsidiaries shall not be deemed affiliates of Scientific Games Corporation or its affiliates for the purposes of the provision), or dual persons, or (ii) Scientific Games Corporation itself, and which relate to the business of Scientific Games Corporation or may constitute a corporate opportunity for both Scientific Games Corporation and us. Generally, neither Scientific Games Corporation nor our directors or officers who are also dual persons is liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such person pursues or acquires any corporate opportunity for the account of Scientific Games Corporation or its affiliates, directs, recommends, sells, assigns or otherwise transfers such corporate opportunity to Scientific Games Corporation or its affiliates, or does not communicate information regarding such corporate opportunity to us. The corporate opportunity provision may exacerbate conflicts of interest between Scientific Games Corporation and us because the provision effectively permits one of our directors or officers who also serves as a director, officer, employee or other affiliate of Scientific Games Corporation to choose to direct a corporate opportunity to Scientific Games Corporation instead of us.

Scientific Games Corporation is not restricted from competing with us in the social gaming business, including as a result of acquiring a company that operates a social gaming business. Due to the significant resources of Scientific Games Corporation, including its intellectual property (all of which Scientific Games Corporation will retain and certain of which it licenses to us under the IP License Agreement), financial resources, name recognition and know-how resulting from the previous management of our business, Scientific Games Corporation could have a significant competitive advantage over us should it decide to utilize these resources to engage in the type of business we conduct, which may cause our operating results and financial condition to be materially adversely affected.

Third parties may seek to hold us responsible for liabilities of Scientific Games Corporation, which could result in a decrease in our income.

Third parties may seek to hold us responsible for Scientific Games Corporation’s liabilities. If those liabilities are significant and we are ultimately held liable for them, we cannot assure that we will be able to recover the full amount of our losses from Scientific Games Corporation.

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

Scientific Games Corporation controls a majority of our combined voting power. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NASDAQ rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of its board of directors consist of independent directors;

•
the requirement that its director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is comprised entirely of independent directors and that it adopt a written charter or board resolution addressing the nominations process; and

•	the requirement that it have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We intend to rely on the exemption relating to the composition of our compensation committee. As a result, our compensation committee will not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ rules. We may choose to rely on additional exemptions in the future so long as we qualify as a “controlled company.”

MacAndrews & Forbes exerts significant influence over Scientific Games Corporation and may make decisions that conflict with the interests of other stockholders.

As disclosed in a Form 4 filed with the SEC on December 31, 2018, MacAndrews & Forbes beneficially owned 36,050,736 shares of Scientific Games Corporation’s then outstanding common stock, or approximately 39.1% of its outstanding common stock as of February 22, 2019. Pursuant to a stockholders’ agreement with Scientific Games Corporation, MacAndrews & Forbes is entitled to appoint up to four members of the board of directors of Scientific Games Corporation and certain actions of Scientific Games Corporation require the approval of MacAndrews & Forbes. As a result, MacAndrews & Forbes has the ability to exert significant influence over Scientific Game Corporation’s business, and in turn our business, and may make decisions with which other stockholders of Scientific Games Corporation may disagree, including, among other things, delaying, discouraging or preventing a change of control of Scientific Games Corporation or a potential merger, consolidation, tender offer, takeover or other business combination involving Scientific Games Corporation or us.

We may not achieve some or all of the anticipated benefits of being a standalone public company.

We may not be able to achieve all of the anticipated strategic and financial benefits expected as a result of being a standalone public company, or such benefits may be delayed or not occur at all. These anticipated benefits include the following:

•	allowing investors to evaluate the distinct merits, performance and future prospects of our business, independent of Scientific Games Corporation’s other businesses;

•
improving our strategic and operational flexibility and increasing management focus as we continue to implement our strategic plan and allowing us to respond more effectively to different player needs and the competitive environment for our business;

•	allowing us to adopt a capital structure better suited to our financial profile and business needs, without competing for capital with Scientific Games Corporation’s other businesses;

•	creating an independent equity structure that will facilitate our ability to effect future acquisitions utilizing our capital stock; and

•
facilitating incentive compensation arrangements for employees more directly tied to the performance of our business, and enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives of our business.

We may not achieve the anticipated benefits of being a standalone public company for a variety of reasons, and it could adversely affect our operating results and financial condition.

We rely on our access to Scientific Games Corporation’s brands and reputation, some of Scientific Games Corporation’s relationships, and the brands and reputations of unaffiliated third parties.

We believe the association with Scientific Games Corporation has contributed to our building relationships with our players due to its recognized brands and products, as well as resources such as Scientific Games Corporation’s intellectual property and access to third parties’ intellectual property. Any perceived loss of Scientific Games Corporation’s scale, capital base and financial strength as a result of the initial public offering, or any actual loss in the future, may prompt business partners to reprice, modify or terminate their relationships with us. In addition, Scientific Games Corporation’s reduction of its ownership of our company may cause some of our existing agreements and licenses to be terminated. We cannot predict with certainty the effect that the initial public offering will have on our business.

For more detail regarding our reliance on access to intellectual property owned by Scientific Games Corporation, see “-We rely on the ability to use the intellectual property rights of Scientific Games Corporation and other third parties, including the third-party intellectual property rights licensed to Scientific Games Corporation that we have enjoyed as an indirect subsidiary of Scientific Games Corporation, and we may lose the benefit of any intellectual property owned by or licensed to Scientific Games Corporation if it ceases to hold certain minimum percentages of the voting power in our company.”

In addition, we believe that the success of certain of our games depends on the popularity of intellectual property or brands of third parties that are incorporated into their player experience. For example, the success of our MONOPOLY Slots game is based in part on the strength of the MONOPOLY brand, which is owned and managed by unaffiliated third parties. We cannot assure the continued popularity of any of the intellectual property or brands that are incorporated into our games, and a loss of such popularity may result in decreased interest in our games.

The services that we receive from Scientific Games Corporation may not be sufficient for us to operate our business, and we would likely incur significant incremental costs if we lost access to Scientific Games Corporation’s services.

Because we have not operated as an independent company, we have obtained, and will need to continue to obtain, services from Scientific Games Corporation relating to many important corporate functions under an intercompany services agreement. Our financial statements reflect charges for these services based on the intercompany services agreement we entered into in September 2016. Many of these services are governed by a revised Intercompany Services Agreement with Scientific Games Corporation. Under the Intercompany Services Agreement, we are able to continue to use these Scientific Games services for a fixed term established on a service-by-service basis. We generally have the right to terminate a service before its stated termination date if we give notice to Scientific Games Corporation. Partial reduction in the provision of any service will require Scientific Games Corporation’s consent. In addition, either party is able to terminate the Intercompany Services Agreement due to a material breach of the other party, upon prior written notice, subject to limited cure periods. We pay Scientific Games Corporation mutually agreed-upon fees for these services, which is based on Scientific Games Corporation’s costs of providing the services.

If we lost access to the services provided to us by Scientific Games Corporation under the Intercompany Services Agreement, we would need to replicate or replace certain functions, systems and infrastructure. We may also need to make investments or hire additional employees to operate without the same access to Scientific Games Corporation’s existing operational and administrative infrastructure. These initiatives may be costly to implement. Due to the scope and complexity of the underlying projects relative to these efforts, the amount of total costs could be materially higher than our estimate, and the timing of the incurrence of these costs could be subject to change.

We may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those that we have received in the past and will continue to receive from Scientific Games Corporation under the Intercompany Services Agreement.

Additionally, if the Intercompany Services Agreement is terminated, we may be unable to sustain the services at the same levels or obtain the same benefits as when we were receiving such services and benefits from Scientific Games Corporation. If we have to operate these functions separately, if we do not have our own adequate systems and business functions in place or if we are unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline. In addition, we have historically received informal support from Scientific Games Corporation, which may not be addressed in our Intercompany Services Agreement. The level of this informal support could diminish or be eliminated following the initial public offering.

While we are controlled by Scientific Games Corporation, we may not have the leverage to negotiate amendments to our agreements with Scientific Games Corporation, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.

Our historical financial results and pro forma financial information are not necessarily representative of the results we would have achieved as a standalone company and may not be a reliable indicator of our future results.

Our historical financial results included in this Quarterly Report on Form 10-Q do not reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors:

•
our historical financial results reflect charges for certain support functions that are provided on a centralized basis within Scientific Games Corporation, such as expenses for business technology, facilities, legal, finance, human resources, business development, public affairs and procurement under a prior intercompany services agreement, and we entered into a new Intercompany Services Agreement in connection with the initial public offering;

•
our historical financial results reflect charges for the use of certain proprietary and third-party intellectual property licensed or sublicensed from Scientific Games Corporation under a prior intercompany intellectual property license agreement, and we have entered into a new IP License Agreement in connection with the initial public offering;

•	our cost of potential future debt and our capital structure will be different from that reflected in our historical financial statements;

•
we have incurred additional ongoing costs as a result of the initial public offering, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); and

•	the initial public offering may have a material effect on our relationship with our players and our other business relationships, including supplier relationships.

Our financial condition and future results of operations could be materially different from amounts reflected in our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, so it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

We may have received better terms from unaffiliated third parties than the terms we will receive in our agreements with Scientific Games Corporation.

The agreements that we have entered into with Scientific Games Corporation in connection with the initial public offering, including the Intercompany Services Agreement, the IP License Agreement and the TRA, had been prepared while we were still a wholly owned subsidiary of Scientific Games Corporation. While the covenants in Scientific Games’ debt agreements require that those agreements be on terms that are not materially less favorable to Scientific Games Corporation than those that might reasonably have been obtained in comparable transaction at such time on an arm’s-length basis from a party that is not its affiliate, the terms of those agreements may not reflect terms that would have resulted if we had negotiated such terms with an unaffiliated third party.

Risks Related to Our Organizational Structure and the TRA

Our sole material asset is our interest in SciPlay Parent LLC, and, accordingly, we depend on distributions from SciPlay Parent LLC to pay our taxes and expenses, including payments under the TRA. SciPlay Parent LLC’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of LLC Interests of SciPlay Parent LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of SciPlay Parent LLC and its subsidiaries and distributions we receive from SciPlay Parent LLC. We cannot assure that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions will permit such distributions.

SciPlay Parent LLC will be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity- level U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Interests, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of SciPlay Parent LLC. Under the terms of the Operating Agreement, SciPlay Parent LLC will be obligated to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the TRA, which we expect will be substantial. We intend, as its sole manager, to cause SciPlay Parent LLC to make cash distributions to the owners of LLC Interests in an amount sufficient to (i) fund all or part of such members’ tax obligations in respect of taxable income allocated to such members and (ii) cover our operating expenses, including ordinary course payments under the TRA. However, SciPlay Parent LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which SciPlay Parent LLC is then a party, or any applicable law, or that would have the effect of rendering SciPlay Parent LLC insolvent. Moreover, the terms governing the Revolver generally do not permit SciPlay Parent LLC, as a guarantor of the Revolver, to make distributions sufficient to allow us to make early termination payments under the TRA. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts will accrue interest until paid. Our failure to make any payment required under the TRA (including any accrued and unpaid interest) within 30 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the TRA, which will terminate the TRA and accelerate future payments thereunder, unless the applicable payment is not made because (i) we are prohibited from making such payment under the terms of the TRA or the terms governing certain of our secured indebtedness or (ii) we do not have, and cannot use commercially reasonable efforts to obtain, sufficient funds to make such payment. Any late payments will continue to accrue interest at one-month LIBOR plus 500 basis points until such payments are made. It will also constitute a material breach of a material obligation under the TRA if we make a distribution of cash or other property (other than shares of our Class A common stock) to our stockholders or use cash or other property to repurchase any of our capital stock (including our Class A common stock), in each case while any outstanding payments under the TRA are unpaid. In addition, if SciPlay Parent LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

The TRA with the SG Members requires us to make cash payments to the SG Members in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.

We are a party to the TRA with the SG Members and SciPlay Parent LLC. Under the TRA, we are required to make cash payments to the SG Members equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in the tax basis of assets of SciPlay Parent LLC (a) in connection with the initial public offering, including as a result of the Upfront License Payment, or (b) resulting from any redemptions or exchanges of LLC Interests by the SG Members pursuant to the Operating Agreement or (c) resulting from certain distributions (or deemed distributions) by SciPlay Parent LLC and (2) certain other tax benefits related to our making of payments under the TRA. We expect that the amount of the cash payments that we will be required to make under the TRA will be substantial. Any payments made by us to the SG Members under the TRA will generally reduce the amount of cash that might have otherwise been available to us. In addition, we are obligated to use commercially reasonable efforts to avoid entering into any agreements that could be reasonably anticipated to materially delay the timing of the making of any payments under the TRA, which could limit our ability to pursue strategic transactions. Furthermore, our future obligations to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the TRA. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with the purchase of LLC Interests in connection with the initial public offering, together with future redemptions or exchanges of all remaining LLC Interests not owned by SciPlay pursuant to the Operating Agreement as described above, would aggregate to approximately $519.9 million over 20 years from the date of the initial public offering based on the initial public offering price of $16.00 per share of our Class A common stock. Under such scenario, assuming future payments are made on the date each relevant tax return is due, without extensions, we would be required to pay approximately 85% of such amount, or approximately $441.9 million, over the 20-year period from the date of the initial public offering. Payments under the TRA are not conditioned on the SG Members’ continued ownership of LLC Interests or our Class A common stock or Class B common stock.
The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the SG Members, the amount of gain recognized by the SG Members, the amount and timing of the taxable income we generate in the future, and the tax rates and laws then applicable.

In certain cases, future payments under the TRA to the SG Members may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA.

The TRA provides that if (i) we materially breach any of our material obligations under the TRA, including if we make any distribution of cash or property (other than shares of our Class A common stock) to our stockholders or any repurchase of our capital stock (including our Class A common stock) before all our payment obligations under the TRA have been satisfied for all prior taxable years, (ii) certain mergers, asset sales, other forms of business combination or other changes of control (including under certain material indebtedness of SciPlay Parent LLC or its subsidiaries) were to occur, or (iii) we elect an early termination of the TRA, then our future obligations, or our successor’s future obligations, under the TRA to make payments thereunder would accelerate and become due and payable, based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA, and an assumption that, as of the effective date of the acceleration, any SG Member that has LLC Interests not yet exchanged shall be deemed to have exchanged such LLC Interests on such date, even if we do not receive the corresponding tax benefits until a later date when the LLC Interests are actually exchanged.

As a result of the foregoing, we would be required to make an immediate cash payment equal to the estimated present value of the anticipated future tax benefits that are the subject of the TRA, which payment may be made significantly in advance of the actual realization, if any, of those future tax benefits and, therefore, we could be required to make payments under the TRA that are greater than the specified percentage of the actual tax benefits we ultimately realize. In addition, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts will accrue interest until paid. Our failure to make any payment required under the TRA (including any accrued and unpaid interest) within 30 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the TRA, which will terminate the TRA and accelerate future payments thereunder, unless the applicable payment is not made because (i) we are prohibited from making such payment under the terms of the TRA or the terms governing certain of our secured indebtedness or (ii) we do not have, and cannot use commercially reasonable efforts to obtain, sufficient funds to make such payment. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We cannot assure that we will be able to fund or finance our obligations under the TRA. If we were to elect to terminate the TRA based on the initial public offering price of $16.00 per share of our Class A common stock, we estimate that we would be required to pay approximately $339.0 million in the aggregate under the TRA.

We will not be reimbursed for any payments made to the SG Members under the TRA in the event that any tax benefits are disallowed.

Payments under the TRA will be based on the tax reporting positions that we determine, and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain any such challenge. Our ability to settle or to forgo contesting such challenges may be restricted by the rights of the SG Members pursuant to the TRA, and such restrictions apply for as long as the TRA remains in effect. In addition, we will not be reimbursed for any cash payments previously made to the SG Members under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to the SG Members are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to the SG Members will be netted against any future cash payments that we might otherwise be required to make to the SG Members under the terms of the TRA. However, we might not determine that we have effectively made an excess cash payment to the SG Members for a number of years following the initial time of such payment. As a result, payments could be made under the TRA in excess of the tax savings that we realize in respect of the tax attributes with respect to the SG Members that are the subject of the TRA.

If we were deemed to be an investment company under the Investment Company Act of 1940 as a result of our ownership of SciPlay Parent LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, as amended (the “1940 Act”), a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

As the sole manager of SciPlay Parent LLC, we control SciPlay Parent LLC. On that basis, we believe that our interest in SciPlay Parent LLC is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of SciPlay Parent LLC, our interest in SciPlay Parent LLC could be deemed an “investment security” for purposes of the 1940 Act.

We and SciPlay Parent LLC intend to conduct our operations so that we are not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Risks Related to Ownership of Our Class A Common Stock

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we could be an emerging growth company for up to five years following the completion of the initial public offering. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to: (i) not being required to comply with the auditor attestation requirements of Section 404, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in the Prospectus. We currently intend to take advantage of each of the reduced reporting requirements and exemptions described above. We cannot predict if investors will find our shares less attractive as a result of our taking advantage of these exemptions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our stock price may be more volatile.

Our status as an emerging growth company will end as soon as any of the following takes place:

•	the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;

•	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

•	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

•	the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering.

The dual class structure of our common stock may adversely affect the trading price or liquidity of our Class A common stock.

On matters submitted to a vote of our stockholders, our Class B common stock has ten votes per share (for so long as the number of shares of our common stock beneficially owned by the SG Members and their affiliates represents at least 10% of our outstanding shares of common stock and, thereafter, one vote per share) and our Class A common stock has one vote per share. These differences in voting rights may adversely affect the market price of our Class A common stock to the extent that any current or future investor in our common stock ascribes value to the voting rights associated with the Class B common stock. The existence of dual classes of our common stock could result in less liquidity for any such class than if there were only one class of our capital stock.

In addition, S&P Dow Jones and FTSE Russell have recently announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices that will exclude companies with multiple classes of shares of common stock from being added to such indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

The requirements of being a public company require significant resources and management attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we incur legal, accounting and other expenses that we did not previously incur before becoming a public company. We are subject to the Exchange Act, including the reporting requirements thereunder, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the NASDAQ rules and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” Further, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors.

Pursuant to Section 404, once we are no longer an emerging growth company, we may be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of complying with Section 404 will significantly increase, and management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. We may need to hire more employees in the future or engage outside consultants to comply with the requirements of Section 404, which will further increase our cost and expense. In addition, enhanced legal and regulatory regimes and heightened standards relating to corporate governance and disclosure for public companies result in increased legal and financial compliance costs and make some activities more time-consuming.

If we fail to put in place appropriate and effective internal control over financial reporting and disclosure controls and procedures, we may suffer harm to our reputation and investor confidence level.

If we fail to implement the requirements of Section 404(b) in the required timeframe once we are no longer an emerging growth company, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and the NASDAQ. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our Class A common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies could also restrict our future access to the capital markets.

The SG Members have the right to have their LLC Interests redeemed or exchanged into shares of Class A common stock, which, if exercised, will dilute your economic interest in SciPlay.

We have an aggregate of 603,000,000 shares of Class A common stock authorized but unissued, including 104,267,021 shares of Class A common stock issuable upon redemption or exchange of LLC Interests that are held by the SG Members. SciPlay Parent LLC entered into the Operating Agreement and, subject to certain restrictions set forth therein, the SG Members are entitled to have their LLC Interests redeemed or exchanged for shares of our Class A common stock or, at our option, cash.

Shares of our Class B common stock will be cancelled on a one-for-one basis whenever the SG Members’ LLC Interests are so redeemed or exchanged. While any redemption or exchange of LLC Interests and corresponding cancellation of our Class B common stock will reduce the SG Members’ economic interest in SciPlay Parent LLC and its voting interest in us, the related issuance of our Class A common stock will dilute your economic interest in SciPlay. We cannot predict the timing or size of any future issuances of our Class A common stock resulting from the redemption or exchange of LLC Interests.

Future issuances or resales of Class A common stock by the SG Members or others, or the perception that such issuances or resales may occur, could cause the market price of our Class A common shares to decline.

We entered into the Registration Rights Agreement with the SG Members, pursuant to which the shares of Class A common stock issued to the SG Members upon redemption or exchange of LLC Interests will be eligible for resale, subject to certain limitations set forth therein. Any shares issued under our equity incentive plans pursuant to one or more effective registration statements will be eligible for sale in the public market, except to the extent that they are restricted by lock-up agreements and subject to compliance with Rule 144 in the case of our affiliates.

We cannot predict the size of future issuances of our Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock, including upon the redemption or exchange of LLC Interests, may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock, including shares issued in connection with an acquisition, or the perception that such sales or distributions could occur, may cause the market price of our Class A common stock to decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few or no securities or industry analysts cover us, the trading price for our Class A common stock would be negatively impacted. If one or more of the analysts who covers us downgrades our Class A common stock, publishes incorrect or unfavorable research about our business, ceases coverage of our company or fails to publish reports on us regularly, demand for our Class A common stock could decrease, which could cause the price of our Class A common stock or trading volume to decline.

We do not currently intend to pay dividends on our Class A common stock.

We do not intend to pay any dividends to holders of our Class A common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Any determination to pay dividends in the future will be at the discretion of our board of directors and subject to limitations under applicable law. Therefore, you are not likely to receive any dividends on your Class A common stock for the foreseeable future, and the success of an investment in our Class A common stock will depend upon any future appreciation in its value. Moreover, any ability to pay dividends will be restricted by the terms of the Revolver, and may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us or our subsidiaries. Consequently, investors may need to sell all or part of their holdings of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Provisions in our articles of incorporation, bylaws and Nevada law may prevent or delay an acquisition of us, which could decrease the trading price of our Class A common stock.

Our articles of incorporation and bylaws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt an unsolicited bid to acquire our company. These provisions include:

•	rules regarding how our stockholders may present proposals or nominate directors for election at stockholder meetings;

•	empowering only the board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	the absence of cumulative voting rights in the election of directors;

•
limiting the ability of stockholders to act by written consent or to call special meetings after Scientific Games Corporation ceases to beneficially own, directly or indirectly, more than 50% of our combined voting power; and

•	the right of our board of directors to issue preferred stock without stockholder approval.

These provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many stockholders. Nevada law could also prevent attempts by our stockholders to replace or remove our current management and incumbent directors. As a result, stockholders may be limited in their ability to obtain a premium for their shares or control our management or board.

The provisions of our articles of incorporation and bylaws requiring exclusive forum in the Eighth Judicial District Court of Clark County, Nevada for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our articles of incorporation and bylaws provide that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada, will be the sole and exclusive forum for any actions, suits or proceedings, whether civil, administrative or investigative (i) brought in our name or right or on our behalf, (ii) asserting a claim for breach of any fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) arising or asserting a claim arising pursuant to any provision of Nevada Revised Statutes (“NRS”), Chapters 78 or 92A or any provision of our articles of incorporation or our bylaws, (iv) to interpret, apply, enforce or determine the validity of our articles of incorporation and bylaws or (v) asserting a claim governed by the internal affairs doctrine; provided that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. Our articles of incorporation and bylaws will further provide that, in the event that the Eighth Judicial District Court of Clark County, Nevada does not have jurisdiction over any such action, suit or proceeding, then any other state district court located in the State of Nevada will be the sole and exclusive forum therefor and in the event that no state district court in the State of Nevada has jurisdiction over any such action, suit or proceeding, then a federal court located within the State of Nevada will be the sole and exclusive forum therefor. Although we believe these provisions benefit us by providing increased consistency in the application of Nevada law in the types of lawsuits to which they apply, these provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ articles of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our articles of incorporation and bylaws to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provisions contained in our articles of incorporation and bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations. Limitations on director and officer liability and our indemnification of our directors and officers may discourage stockholders from bringing suit against a director or officer.

Our articles of incorporation and bylaws provide, pursuant to Nevada law, that our directors and officers will not be personally liable to us or our stockholders for damages as a result of any act or failure to act in his or her capacity as a director or officer unless (i) the statutory presumption in his or her favor established by NRS 78.138(3) is rebutted, (ii) the act or failure to act constituted a breach of his or her fiduciary duties as a director or officer, and (iii) the breach involved intentional misconduct, fraud or a knowing violation of law. These provisions may discourage stockholders from bringing suit against a director or officer for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director or officer. In addition, our articles of incorporation and bylaws require indemnification of directors and officers to the fullest extent permitted by Nevada law.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.

Our articles of incorporation authorize us to issue one or more series of preferred stock. Our board of directors will have the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

We may be subject to securities class action, which may harm our business and operating results.

Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and damages, and divert management’s attention from other business concerns, which could seriously harm our business, results of operations, financial condition or cash flows.

We may also be called on to defend ourselves against lawsuits relating to our business operations. Some of these claims may seek significant damage amounts due to the nature of our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. A future unfavorable outcome in a legal proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, current and future litigation, regardless of its merits, could result in substantial legal fees, settlement or judgment costs and a diversion of management’s attention and resources that are needed to successfully run our business.

Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2019, in connection with the Operating Agreement and the filing of our amended and restated articles of incorporation, the Company issued a total of 124,272,340 shares of Class B common stock of the Company to the SG Members on a one-for-one basis equal to the number of LLC Interests held by the SG Members, in exchange for $124,272.34.

In connection with the consummation of our initial public offering, SG Holding I sold an aggregate of 20,005,319 LLC Interests to the Company. Pursuant to the terms of our amended and restated articles of incorporation, an equal number of shares of Class B common stock were automatically cancelled upon the sale of such LLC Interests.

No underwriters were involved in the issuance and sale of the shares of Class B common stock.

Use of Proceeds from Initial Public Offering of Class A Common Stock

On May 7, 2019, we completed the initial public offering of our Class A common stock pursuant to a Registration Statement (File No. 333-230727), which was declared effective on May 2, 2019.

Under the Registration Statement, we issued and sold 22,000,000 shares of our Class A common stock at a price of $16.00 per share. We received net proceeds of approximately $330.9 million, net of underwriting discount but before offering expenses of approximately $10.0 million. There has been no material change in the use of proceeds as described in the Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of SciPlay Corporation (incorporated by reference to Exhibit 3.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
3.2	Amended and Restated Bylaws of SciPlay Corporation (incorporated by reference to Exhibit 3.2 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
10.1
Amended and Restated Operating Agreement of SciPlay Parent Company, LLC, dated May 2, 2019, by and among SciPlay Parent Company, LLC, the Company and its Members (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.2
Tax Receivable Agreement, dated May 7, 2019, by and among SciPlay Corporation, SciPlay Parent Company, LLC and each of the Members from time to time party thereto (incorporated by reference to Exhibit 10.2 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.3
Registration Rights Agreement, dated May 7, 2019, by and among SciPlay Corporation, SG Social Holding Company I, LLC, SG Social Holding Company, LLC and such other persons from time to time party thereto (incorporated by reference to Exhibit 10.3 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.4
License Agreement, dated May 7, 2019, by and between Bally Gaming, Inc. and SG Social Holding Company I, LLC (incorporated by reference to Exhibit 10.4 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.5
Assignment Agreement, dated May 7, 2019, by and between SG Social Holding Company I, LLC and SciPlay Holding Company, LLC (incorporated by reference to Exhibit 10.5 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.6
Services Agreement, dated May 7, 2019, by and among Scientific Games Corporation, Scientific Games International, Inc., Bally Gaming, Inc. and SciPlay Holding Company, LLC (incorporated by reference to Exhibit 10.6 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.7
Credit Agreement, dated May 7, 2019, by and among SciPlay Holding Company, LLC, as the borrower, SciPlay Parent Company, LLC, as a guarantor, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.7 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.8
Employment Agreement, dated as of May 7, 2019, by and between SciPlay Parent Company, LLC and Joshua J. Wilson (incorporated by reference to Exhibit 10.8 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).(†)

10.9
Offer Letter, dated as of May 7, 2019, from SciPlay Parent Company, LLC to Michael Cody (incorporated by reference to Exhibit 10.9 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).(†)

10.10
Social Award Agreement, dated as of May 7, 2019, by and between SciPlay Corporation and Barry L. Cottle (incorporated by reference to Exhibit 10.10 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).(†)

10.11
Amendment to Employment Agreement, dated as of May 7, 2019, by and between Scientific Games Corporation and Barry L. Cottle (incorporated by reference to Exhibit 10.11 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).(†)

31.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*Filed herewith. ** Furnished herewith. (†) Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIPLAY CORPORATION
(Registrant)

		By:	/s/ Michael D. Cody
		Name:	Michael D. Cody
		Title:	Chief Financial Officer

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Chief Accounting Officer, Secretary
Dated:	May 28, 2019