Form 10-Q/A
period 2019-03-31
SciPlay Corp
filed 2019-06-18
CIK 1760717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Class A Common Stock: 22,000,000

EXPLANATORY NOTE

On May 29, 2019, SciPlay Corporation (the “Company”) filed a Quarterly Report on Form 10-Q (the “Report”) with the Securities and Exchange Commission to report the Company’s financial results for the first quarter ended on March 31, 2019. This Amendment No. 1 is solely being filed to include the omitted XBRL (eXtensible Business Reporting Language) files, filed herein as Exhibit 101, which consists of the following materials from the Form 10-Q formatted in XBRL:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Except as described above, no changes have been made to the Report. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Report, and any filings made with the SEC subsequent to the filing of the Report.

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

31.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith. ** Furnished herewith. (†) Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIPLAY CORPORATION
(Registrant)

		By:	/s/ Michael D. Cody
		Name:	Michael D. Cody
		Title:	Chief Financial Officer

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Chief Accounting Officer, Secretary
Dated:	June 18, 2019