Form 10-Q
period 2019-06-30
SciPlay Corp
filed 2019-08-01
CIK 1760717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of July 30, 2019:
Class A Common Stock: 22,720,000
Class B Common Stock: 103,547,021

SCIPLAY CORPORATION
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND SIX MONTHS ENDED JUNE 30, 2019

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$118.1	$99.7	$236.5	$197.2
Operating expenses:
Cost of revenue(1)	40.5	38.4	86.2	76.0
Sales and marketing(1)	31.2	23.8	65.5	46.8
General and administrative(1)	11.1	8.7	21.4	17.2
Research and development(1)	6.0	6.4	11.8	12.7
Depreciation and amortization	1.8	5.8	3.5	11.6
Contingent acquisition consideration	1.4	—	1.7	18.0
Restructuring and other	0.2	—	0.5	0.1
Operating income	25.9	16.6	45.9	14.8
Other expense:
Other expense, net	(0.4)	(0.7)	(2.0)	(0.6)
Total other expense, net	(0.4)	(0.7)	(2.0)	(0.6)
Net income before income taxes	25.5	15.9	43.9	14.2
Income tax (benefit) expense	(0.7)	3.7	4.0	3.1
Net income	26.2	12.2	39.9	11.1
Less: Net income attributable to the noncontrolling interest	13.9	—	13.9	—
Net income attributable to SciPlay	$12.3	$12.2	$26.0	$11.1

Basic and diluted net income attributable to SciPlay per share:
Basic	$0.54	$0.54	$1.15	$0.49
Diluted	$0.54	$0.54	$1.15	$0.49

Weighted average number of shares of Class A common stock used in per share calculation:
Basic shares	22.7	22.7	22.7	22.7
Diluted shares	22.7	22.7	22.7	22.7
(1) Excludes depreciation and amortization.
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$26.2	$12.2	$39.9	$11.1
Other comprehensive income:
Foreign currency translation gain, net of tax	0.3	0.2	2.2	0.2
Comprehensive income	$26.5	$12.4	$42.1	$11.3
Less: comprehensive income attributable to the noncontrolling interest	14.2	—	14.2	—
Comprehensive income attributable to SciPlay	$12.3	$12.4	$27.9	$11.3

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$50.4	$10.0
Accounts receivable, net (allowance for doubtful accounts of $0.7 and $1.1)	43.1	31.5
Prepaid expenses and other current assets	2.7	5.6
Total current assets	96.2	47.1
Non-current assets:
Property and equipment, net	3.8	1.8
Operating lease right-of-use assets	6.7	—
Goodwill	120.7	120.7
Intangible assets, net	12.1	13.6
Deferred income taxes	90.0	6.4
Other assets	7.5	5.3
Total assets	$337.0	$194.9
LIABILITIES AND STOCKHOLDERS’ EQUITY/ACCUMULATED NET PARENT INVESTMENT
Current liabilities:
Accounts payable	$12.4	$12.7
Accrued liabilities	21.3	28.0
Due to affiliate	1.9	3.7
Total current liabilities	35.6	44.4
Operating lease liabilities	6.0	—
Liabilities under TRA	73.7	—
Other long‑term liabilities	1.1	11.9
Total liabilities	116.4	56.3
Commitments and contingencies (see Note 8)
Stockholders’ equity/Accumulated net parent investment:
Class A common stock, par value $0.001 per share - 625.0 shares authorized, 22.7 issued and outstanding as of June 30, 2019, zero issued and outstanding as of December 31, 2018	—	—
Class B common stock, par value $0.001 per share - 130.0 shares authorized, 103.5 issued and outstanding as of June 30, 2019, zero issued and outstanding as of December 31, 2018	0.1	—
Additional paid-in capital	40.9	—
Accumulated net parent investment	—	140.8
Retained earnings	5.6	—
Accumulated other comprehensive loss	—	(2.2)
Total SciPlay’s stockholders’ equity/accumulated net parent investment	46.6	138.6
Noncontrolling interest	174.0	—
Total stockholders’ equity/accumulated net parent investment	220.6	138.6
Total liabilities and stockholders’ equity/accumulated net parent investment	$337.0	$194.9
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ACCUMULATED NET PARENT INVESTMENT
(Unaudited, in millions)

	Accumulated net parent investment	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
		Shares	Amount	Shares	Amount
December 31, 2018	$140.8	—	$—	—	$—	$—	$—	$(2.2)	$—	$138.6
Net income	13.7	—	—	—	—	—	—	—	—	13.7
Transactions with Parent and affiliates, net	6.2	—	—	—	—	—	—	—	—	6.2
Currency translation adjustment	—	—	—	—	—	—	—	1.9	—	1.9
March 31, 2019	$160.7	—	$—	—	$—	$—	$—	$(0.3)	$—	$160.4
Activity prior to IPO and organization transactions:
Net income	6.7	—	—	—	—	—	—	—	—	6.7
Transactions with Parent and affiliates, net	3.0	—	—	—	—	—	—	—	—	3.0
May 7, 2019	170.4	—	—	—	—	—	—	(0.3)	—	170.1
Effects of the IPO and organization transactions:
Issuance of Class A common stock in the IPO, net of underwriting discount and offering costs	—	22.7	—	—	—	59.9	—	—	272.9	332.8
Issuance of Class B common stock	—	—	—	103.5	0.1	—	—	—	—	0.1
Allocation of SGC equity to noncontrolling interests	(170.4)	—	—	—	—	30.7	—	0.2	139.5	—
Distributions to Parent and affiliates, net	—	—	—	—	—	(56.1)	—	—	(255.6)	(311.7)
Net effect of tax-related organization transactions and other	—	—	—	—	—	5.6	—	—	—	5.6
Activity subsequent to the IPO and organization transactions:
Net income	—	—	—	—	—	—	5.6	—	13.9	19.5
Stock-based compensation	—	—	—	—	—	0.8	—	—	3.1	3.9
Currency translation adjustment	—	—	—	—	—	—	—	0.1	0.2	0.3
June 30, 2019	$—	22.7	$—	103.5	$0.1	$40.9	$5.6	$—	$174.0	$220.6

	Accumulated net parent investment	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
		Shares	Amount	Shares	Amount
December 31, 2017	$161.4	—	$—	—	$—	$—	$—	$1.6	$—	$163.0
Net loss	(1.1)	—	—	—	—	—	—	—	—	(1.1)
Dividend distributions	(17.4)	—	—	—	—	—	—	—	—	(17.4)
March 31, 2018	$142.9	—	$—	—	$—	$—	$—	$1.6	$—	$144.5
Net Income	12.2	—	—	—	—	—	—	—	—	12.2
Dividend distributions	(13.3)	—	—	—	—	—	—	—	—	(13.3)
Transactions with Parent and affiliates, net	6.0	—	—	—	—	—	—	—	—	6.0
Currency translation adjustment	—	—	—	—	—	—	—	0.2	—	0.2
June 30, 2018	$147.8	—	$—	—	$—	$—	$—	$1.8	$—	$149.6
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2019	2018
Net cash provided by operating activities	$26.5	$24.5
Cash flows from investing activities:
Capital expenditures	(4.7)	(1.5)
Net cash used in investing activities	(4.7)	(1.5)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	341.7	—
Net proceeds from issuance of Class B common stock	0.1	—
Distributions to Scientific Games and affiliates, net	(311.7)	(30.7)
Payments of deferred offering costs	(7.9)	—
Payments of contingent consideration	(1.8)	—
Payments on license obligations	(1.0)	—
Payments of debt issuance costs	(1.1)	—
Net cash provided by (used in) financing activities	18.3	(30.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.3	(0.3)
Increase (decrease) in cash, cash equivalents and restricted cash	40.4	(8.0)
Cash, cash equivalents and restricted cash, beginning of period	10.0	16.8
Cash, cash equivalents and restricted cash, end of period	$50.4	$8.8

Supplemental cash flow information:
Cash paid (received) for income taxes	$0.4	$(0.4)
Cash paid for contingent consideration included in operating activities	19.2	—
Payment for Scientific Games’ intellectual property license included in Distributions to Scientific Games and affiliates, net	255.0	—
Non‑cash investing and financing activities:
Non‑cash deferred offering costs	$1.0	$—
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies

Background and Nature of Operations

     SciPlay Corporation was formed as a Nevada corporation on November 30, 2018 as a subsidiary of Scientific Games Corporation (“Scientific Games”, “SGC”, and “the Parent”) for the purpose of completing a public offering and related transactions (the “Transactions”) (collectively referred to herein as the “IPO”) in order to carry on the business of SciPlay Parent LLC and its subsidiaries (collectively referred to as “SciPlay”, the “Company”, “we”, “us”, and “our”). As the managing member of SciPlay Parent LLC, SciPlay operates and controls all of the business affairs of SciPlay Parent LLC and its subsidiaries.

We develop, market and operate a portfolio of social games played on various mobile and web platforms, including Jackpot Party Casino, Quick Hit Slots, Gold Fish Casino, Hot Shot Casino, Bingo Showdown, MONOPOLY Slots, and 88 Fortunes Slots, among others. Our games are available in various formats. We have one operating segment with one business activity, developing and monetizing social games.

    The following are our material subsidiaries:

•	SciPlay Parent Company, LLC (Nevada)

•	SciPlay Holding Company, LLC (Nevada) (“SciPlay Holding”)

•	Phantom EFX, LLC (Nevada)

•	Dragonplay Ltd (Israel)

•	Spicerack Media, LLC (Nevada)
Initial Public Offering
On May 7, 2019, we completed the offering of 22,720,000 shares of Class A common stock at a public offering price of $16.00 per share (the “Offering”), after giving effect to the underwriters’ partial exercise of their over-allotment option on June 4, 2019. We received $341.7 million in proceeds, net of underwriting discount, but before offering expenses of $8.9 million.

In connection with the closing of the Offering and partial exercise of over-allotment option, we consummated the following organizational transactions:

•	We amended and restated the SciPlay Parent LLC Operating Agreement (the “Operating Agreement”) to, among other things:

(i) provide for a single class of SciPlay Parent LLC common units (the “LLC Interests”);

(ii) exchange all of SG Social Holding Company I, LLC’s (“SG Holding I”) and SG Social Holding Company, LLC’s (each a wholly owned subsidiary of Scientific Games and collectively, the “SG Members”) existing member’s interests in SciPlay Parent LLC for LLC Interests;

(iii) provide for the right of the SG Members to have their LLC Interests redeemed or exchanged for shares of our Class A common stock or, at our option, cash; and

(iv) appoint SciPlay as the sole manager of SciPlay Parent LLC.

•	We amended and restated our articles of incorporation to, among other things, provide for Class A common stock and Class B common stock;

•	We used the net proceeds from the Offering and underwriters’ exercise over-allotment option after deducting the underwriting discount, as follows:

	Amount	Note
To acquire 20,725,319 LLC Interests from SG Holding I	$311.7	(A)
To acquire 1,994,681 newly issued LLC interests from SciPlay Parent LLC	30.0	(B)
Net proceeds after deducting underwriting discount	$341.7

(A) SG Holding I subsequently used these proceeds as follows:
Acquire IP License from Parent (“Upfront License Payment”)(1)	$255.0
Distributed as a dividend to Scientific Games Corporation	56.7
	$311.7
(B) SciPlay Parent LLC subsequently used the proceeds as follows:
Fees and expenses incurred in connection with the IPO	$8.9
To be used for general corporate purposes, including a portion of contingent acquisition consideration	21.1
	$30.0
(1) Per the Assignment Agreement, dated May 7, 2019, SG Social Holding Company I, LLC assigned its rights, duties, obligations and interest under the IP License Agreement to SciPlay.

•	We issued shares of Class B common stock to the SG Members, on a one-to-one basis with the number of LLC Interests owned by the SG Members following the IPO;

•	As a result of the Transactions described above, the SG Members own 82.0% of the outstanding shares and LLC Interests and 97.9% of the combined voting power; and

•	We, SciPlay Parent LLC and the SG Members entered into the TRA, and we and the SG Members entered into the registration rights agreement, dated May 7, 2019 (“Registration Rights Agreement”).

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

Variable Interest Entities (“VIE”) and Consolidation
              Subsequent to the IPO, our sole material asset is our member’s interest in SciPlay Parent LLC. In accordance with the Operating Agreement of SciPlay Parent LLC, we have all management powers over the business and affairs of SciPlay

Parent LLC and to conduct, direct and exercise full control over the activities of SciPlay Parent LLC. Class A common stock issued in the IPO do not hold majority voting rights but hold 100% of the economic interest in the Company, which results in SciPlay Parent LLC being considered a VIE. Due to our power to control the activities most directly affecting the results of SciPlay Parent LLC, we are considered the primary beneficiary of the VIE. Accordingly, beginning with the IPO, we consolidate the financial results of SciPlay Parent LLC and its subsidiaries.

Basis of Presentation
              The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). SG Social Holding Company II, LLC is SciPlay’s predecessor for financial reporting purposes, and accordingly, for all periods presented prior to May 7, 2019, the financial statements represent the financial statements of the predecessor. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, we have made all adjustments necessary to present fairly our consolidated balance sheets, statements of income, statements of comprehensive income, statements of changes in stockholders’ equity, and statements of cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited financial statements should be read in conjunction with the financial statements and related notes of SciPlay Corporation and SG Social Holding Company II, LLC in our prospectus dated May 2, 2019, filed with the SEC on May 6, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (referred to herein as the “Prospectus”). Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

Use of Estimates
              The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and the accompanying notes. Actual results may differ materially from our estimates.

Significant Accounting Policies
There have been no changes to our significant accounting policies described within the SciPlay Corporation financial statement and SG Social Holding Company II, LLC consolidated financial statements and related notes in the Prospectus, other than the adoption of ASC 842 described in Note 3.
New Accounting Guidance‑ Adopted
The FASB issued ASU No. 2016-02, Leases (Topic 842) in 2016. ASU 2016-02 combined with all subsequent amendments (collectively, “ASC 842”) requires balance sheet recognition for all leases with a lease term greater than one year to be recorded as a lease liability (on a discounted basis) with a corresponding right-of-use asset. This guidance also expands the required quantitative and qualitative disclosures for lease arrangements and gives rise to other changes impacting certain aspects of lessee and lessor accounting. We adopted ASC 842 as of January 1, 2019 using the optional transition method provided by ASU 2018-11 and applied the lessee package of practical expedients. During the first quarter of 2019, the FASB issued ASU 2019-01, Leases (Topic 842) to amend ASU 2016-02. This amendment exempts both lessees and lessors from having to provide certain prior year interim disclosure information in the fiscal year in which a company adopts the new leases standard. We have provided the related transition disclosures as of the beginning of 2019 in accordance with ASU 2019-1. See Note 3 for our lease accounting policy and the impact of our adoption of ASC 842.

The FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”) in 2018. The standard allows companies to make an election to reclassify from AOCI to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. Our adoption of this guidance did not have an effect on our consolidated financial statements.

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
Disaggregation of Revenue
We believe disaggregation of our revenue on the basis of platform and geographical locations of our players is appropriate because the nature and the number of players generating revenue could vary on such basis, which represents different economic risk profiles.
The following table presents our revenue disaggregated by type of platform:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Mobile	$98.2	$76.6	$195.1	$149.3
Web	19.9	23.1	41.4	47.8
Other	—	—	—	0.1
Total revenue	$118.1	$99.7	$236.5	$197.2
The following table presents our revenue disaggregated based on the geographical location of our players:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
U.S.	$111.1	$90.7	$219.5	$179.4
International	7.0	9.0	17.0	17.8
Total revenue	$118.1	$99.7	$236.5	$197.2

Contract Assets, Contract Liabilities and Other Disclosures
We receive customer payments based on the payment terms established in our contracts. Payment for the purchase of virtual currency is made at purchase, and such payments are non‑refundable in accordance with our standard terms of service. Such payments are initially recorded as a contract liability, and revenue is subsequently recognized as we satisfy our performance obligations.
The following table summarizes our opening and closing balances in contract assets, contract liabilities and accounts receivable:

	Accounts Receivable	Contract Assets(1)	Contract Liabilities(2)
Beginning of period balance	$31.5	$0.2	$0.7
Balance as of June 30, 2019	43.1	0.2	0.7
(1) Contract assets are included within Prepaid expenses and other current assets in our consolidated balance sheets.
(2) Contract liabilities are included within Accrued liabilities in our consolidated balance sheets.

During the six months ended June 30, 2019 and 2018, we recognized $0.6 million and $1.3 million, respectively, of revenue that was included in the opening contract liability balance. Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

Concentration of Credit Risk
Our revenue and accounts receivable are generated via certain platform providers, which subject us to a concentration of credit risk. The following tables summarize the percentage of revenues and accounts receivable generated via our platform providers in excess of 10% of our total revenues and total accounts receivable:

	Revenue Concentration
	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Apple	44.0%	42.1%	43.4%	41.6%
Google	35.4%	30.9%	35.6%	30.5%
Facebook	16.9%	23.1%	17.5%	24.0%

	Accounts Receivable Concentration
	June 30,	December 31,
	2019	2018
Apple	55.3%	38.6%
Google	22.4%	31.3%
Facebook	16.0%	23.7%

Contingent Acquisition Consideration
The contingent consideration liability is recorded at fair value on the acquisition date as part of the consideration transferred and is remeasured each reporting period. The changes in fair value of contingent acquisition consideration as a result of remeasurement are included in contingent acquisition consideration expenses. The inputs used to measure the fair value of contingent consideration liability primarily consist of projected earnings‑based measures and probability of achievement (categorized as Level 3 in the fair value hierarchy as established by ASC 820). During the second quarter of 2019, we agreed with the Spicerack selling shareholders to pay them $31.0 million in total contingent acquisition consideration of which $21.0 million was paid in the second quarter of 2019 with the remaining balance being fully paid by February 2020. The following table summarizes our contingent acquisition consideration liabilities:

	June 30,	December 31,
	2019	2018
Contingent acquisition consideration included in accrued liabilities	$10.0	$18.8
Contingent acquisition consideration included in other long-term liabilities	—	10.5

Deferred Offering costs
Through June 30, 2019, we had incurred $8.9 million in costs directly related to pursuing the Offering. These costs were charged against the gross offering proceeds during the second quarter of 2019.

Revolving Credit Facility
In connection with the IPO, SciPlay Holding, a wholly owned subsidiary of SciPlay Parent LLC, as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, entered into a $150.0 million revolving credit agreement (the “Revolver”) that matures in May 2024. The interest rate is either Adjusted LIBOR (as defined in the Revolver) plus 2.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) or ABR (as defined in the Revolver) plus 1.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) at our option. We are required to pay to the lenders a commitment fee of 0.500% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the five-year anniversary of the closing date of the Revolver, which fee varies based on the total net leverage ratio and is subject to a floor of 0.375%. The Revolver provides for up to $15.0 million in letter of credit issuances, which requires customary issuance and administration fees, and a fronting fee of 0.125%.

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

We have presented $1.1 million in debt issuance costs associated with the Revolver in Other assets and are amortizing over the term of the arrangement as interest expense presented in Other expense, net.

(2) Goodwill and Intangible Assets, net
Goodwill
$107.9 million of goodwill reflected in these financial statements was allocated based on an estimate of the relative fair value that existed at the time of origination of goodwill in connection with the Parent’s acquisitions of WMS Industries, Inc. (“WMS”) and Bally Technologies, Inc. (“Bally”). The carrying value of goodwill increased by $12.8 million, as a result of the April 7, 2017 Spicerack acquisition.
Intangible Assets, net
Intangible assets reflected in these financial statements were allocated based on an estimate of the relative fair value that existed at the time of origination of intangible assets in connection with Parent’s acquisitions of WMS and Bally.
The following table presents certain information regarding our intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of June 30, 2019
Amortizable intangible assets:
Intellectual property	$34.4	$(31.9)	$2.5
Customer relationships	23.2	(17.3)	5.9
Licenses	5.1	(2.0)	3.1
Brand names	3.8	(3.2)	0.6
	$66.5	$(54.4)	$12.1

Balance as of December 31, 2018
Amortizable intangible assets:
Intellectual property	$33.0	$(30.1)	$2.9
Customer relationships	23.2	(16.8)	6.4
Licenses	5.1	(1.5)	3.6
Brand names	3.7	(3.0)	0.7
	$65.0	$(51.4)	$13.6

The following reflects amortization expense related to intangible assets included within depreciation and amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization expense(1)	$0.8	$4.8	$1.5	$9.6
(1) Three months and six months ended June 30, 2018 includes $4.0 million and $8.1 million, respectively, in accelerated amortization expenses of certain Dragonplay intellectual property recorded as a result of a change in estimate of the remaining useful lives.

(3) Leases
On January 1, 2019, we adopted ASC 842 using the optional transition method provided by ASU 2018-11. Our operating leases primarily consist of real estate leases such as offices. Our leases have remaining terms of 1 year to 5 years. We do not have any finance leases. Our total variable and short term lease payments and operating lease expenses were immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

June 30, 2019
Operating lease right-of-use assets(1)	$6.7
Accrued liabilities	1.9
Operating lease liabilities	6.0
Total operating lease liabilities	$7.9

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases for the six months period ended June 30, 2019	$1.0
Weighted average remaining lease term, years	4.5
Weighted average discount rate	5.0%
(1) Right-of-use assets obtained in exchange for lease obligations for the six months ended June 30, 2019 were immaterial.

Lease liability maturities:

Operating Leases
Remainder of 2019	$1.1
2020	2.1
2021	1.7
2022	1.7
2023	1.3
Thereafter	0.9
Less Imputed Interest	(0.9)
Total	$7.9

As of June 30, 2019, we did not have material additional operating leases that have not yet commenced.

(4) Income Taxes
We hold an economic interest of 18% in SciPlay Parent LLC subsequent to the IPO. The 82% economic interest that we do not own represents a noncontrolling interest for financial reporting purposes. SciPlay Parent LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, SciPlay Parent LLC is not subject to income tax in most jurisdictions, and SciPlay Parent LLC’s members, of which we are one, are liable for income taxes based on their allocable share of SciPlay Parent LLC’s taxable income. The effective income tax rates for the three and six months ended June 30, 2019 were (2.7)% and 9.1%, respectively, and 23.3% and 21.8% for the three and six months ended June 30, 2018, respectively. The effective income tax rates were determined using an estimated annual effective tax rate after considering any discrete items for such periods.

Our effective tax rate differs from the statutory rate of 21% primarily because we do not record income taxes for the noncontrolling interest portion of pre-tax income. Additionally, the periods prior to the IPO are presented using historical results of operations and cost basis of the assets and liabilities as if we operated on a standalone basis during those periods, and the tax provision is calculated as if we completed separate tax returns apart from our Parent (“Separate-return Method’’). Certain legal entities that are included in these financial statements under the Separate-return Method were included in tax filings of affiliated entities that are not part of these financial statements. U.S. federal, state and local income tax provision of $6.5 million is included in the income tax expense under the Separate-return Method for the 2019 periods prior to the IPO.

As a result of the IPO, we recorded a deferred tax asset for the difference between the book basis and the tax basis of our investment in SciPlay Parent LLC. We also recorded a deferred tax asset for the tax basis increases generated from future payments under the TRA.

(5) Related Party Transactions
The following is the summary of expenses paid to Scientific Games and settled in cash:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018	Financial Statement Line Item
Royalties for Scientific Games Corporation IP	$2.9	$6.3	$10.2	$12.6	Cost of revenue
Royalties to Scientific Games Corporation for third-party IP	1.8	1.6	4.4	3.3	Cost of revenue
Parent services	1.2	1.4	2.6	2.8	General and administrative

The following is the summary of balances due to affiliates:

	June 30, 2019	December 31, 2018
Royalties under intercompany IP License Agreement	$0.4	$4.5
Parent services	0.4	0.5
Reimbursable expenses to (from) Scientific Games and its subsidiaries	1.1	(1.3)
	$1.9	$3.7
IP Royalties
On September 5, 2016, we entered into a license agreement with the Parent pursuant to which we obtained a non‑transferable and non‑exclusive license to use certain intellectual property (“IP”).
The Parent frequently licenses IP from third parties, which we use in developing our games pursuant to the IP License Agreement. Royalties allocated for use of third‑party IP are charged to us and are typically based upon net social gaming revenues and the royalty rates defined and stipulated in the third‑party agreements, based on the appropriate valuation methodology performed by a third-party valuation specialist.
Royalties under the IP License Agreement represent a charge for the use of the Parent IP related to certain internally developed social games such as Jackpot Party Casino, Gold Fish Casino and Quick Hit Slots. Royalties charged to us are based upon net social gaming revenues with the royalty rate established based on the appropriate valuation methodology performed by a third-party valuation specialist.
In connection with the IPO described above, we obtained an exclusive (subject to certain limited exceptions), perpetual, non-royalty-bearing license from Bally Gaming for intellectual property created or acquired by Bally Gaming or its affiliates on or before the third anniversary of the date of the IP License Agreement in any of our currently available or future social games that are developed for mobile platforms, social media platforms, internet platforms or other interactive platforms and distributed solely via digital delivery, and a non-exclusive, perpetual, non-royalty-bearing license for intellectual property created or acquired by Bally Gaming or its affiliates after such third anniversary, for use in our currently available games. So long as the IP License Agreement remains in effect, we do not expect to pay any future royalties or fees for our use of intellectual property owned by Bally Gaming or its affiliates in our currently available games. The purchase price of the license was $255.0 million, which was determined based on the appropriate valuation methodology performed by a third-party valuation specialist. This transaction was treated as a deemed distribution to the Parent as it constitutes a transaction between entities under common control.
Parent Services
On September 5, 2016, we entered into a Services Agreement with the Parent pursuant to which the Parent and its subsidiaries provide us various corporate services. In connection with the IPO described above, we entered into a new Services Agreement under which the Parent and its subsidiaries will continue to provide us the below services on substantially the same terms.
Parent services represent charges of corporate level general and administrative expenses that pay for services related to, but not limited to, finance, corporate development, human resources, legal, information technology, and rental fees for shared assets. These expenses have been charged to us on the basis of direct usage and costs when identifiable, with the remainder charged on the basis of revenues, operating expenses, headcount or other relevant measures, which we believe to be the most meaningful methodologies.
TRA
As described in Note 1 and in connection with the IPO, we entered into the TRA with SG Members. The annual tax benefits are computed by comparing the income taxes due including such tax benefits and the income taxes due without such benefits. Our estimated liability under the TRA as of June 30, 2019 was $76.3 million, of which $2.6 million was included in Accrued liabilities.

The amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income SciPlay Parent LLC generates each year and applicable tax rates, with payments generally due within a specified period of time following the filing of our tax return for the taxable year with respect to which the payment obligation arises. The TRA will remain in effect until all such tax benefits have been utilized or expired unless we exercise our right to terminate the TRA. The TRA will also terminate if we breach our obligations under the TRA or upon certain change of control events specified in the agreement. If the TRA is terminated in accordance with its terms, our payment obligations would be accelerated based upon certain assumptions, including the assumption that we would have sufficient future taxable income to utilize such tax benefits.

(6) Stockholders’ Equity and Noncontrolling Interest

Stockholders’ Equity

Following the closing of the IPO and the partial exercise of the over-allotment option by the underwriters on June 4, 2019, there were 22,720,000 shares of our Class A common stock issued and outstanding and 103,547,021 shares of our Class B common stock issued and outstanding. Holders of our Class A common stock and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except where separate class voting is required by Nevada law. Each share of Class A common stock entitles its holder to one vote on all matters presented to our stockholders generally. Each share of Class B common stock entitles its holder to ten votes on all matters presented to our stockholders generally, for so long as the number of shares of our common stock beneficially owned by the SG Members and their affiliates represents at least 10% of our outstanding shares of common stock and, thereafter, one vote per share. Immediately following the IPO, all of our outstanding shares of Class B common stock were held by the SG Members on a one-to-one basis with the LLC Interests each SG Member then owned. Following the IPO and the partial exercise of over-allotment option by the underwriters on June 4, 2019, the holders of our issued Class A common stock collectively held 100% of the economic interests in us and 2.1% of the voting power in us, and Scientific Games, through its indirect ownership of all of the outstanding Class B common stock, held the remaining 97.9% of the voting power in us.

Noncontrolling Interest

We are a holding company, and our sole material assets are LLC Interests that we purchased from SciPlay Parent LLC and SG Holding I, representing an aggregate 18.0% economic interest in SciPlay Parent LLC. The remaining 82.0% economic interest in SciPlay Parent LLC is owned indirectly by SGC, through the ownership of LLC Interests by the SG Members.

Stock-Based Compensation

During the second quarter of 2019, we adopted a Long-Term Incentive Plan (“LTIP”). The LTIP authorizes the issuance of up to 6.5 million shares of Class A common stock to be granted in connection with awards of incentive and nonqualified stock options, restricted stock and stock units, stock appreciation rights and performance-based awards.
The Parent maintains an equity incentive awards plan under which the Parent may issue, among other awards, time‑based and performance‑based stock options and restricted stock units to our employees. Although awards under such plan result in the issuance of shares of the Parent, the amounts are a component of the total compensation for our employees and are included in our stock‑based compensation expense, which is accounted for as a component of Stockholders’ equity.
Performance-Based Restricted Stock Units (PRSUs)

During the second quarter of 2019, SciPlay employees including our senior executives and a non-employee director were granted PRSUs with respect to our Class A common stock. The performance criteria for vesting of such PRSUs granted is based on revenue and Adjusted EBITDA metrics set through the end of fiscal year 2022. Recipients of these awards generally must be actively employed by and providing services to the Company on the last day of the performance period in order to receive an award payout. In certain cases, upon death, disability or a qualifying termination, all or a pro-rata portion of the PRSUs will remain eligible to vest at the end of the performance period.

The fair value of the PRSUs granted was based on the initial offering price of the Company's Class A common stock of $16.00 per share. Stock-based compensation expense associated with these awards is recognized over the service period based on our projection as to the probable outcome of the above specified performance conditions. We reassess the probability of meeting the above specified performance conditions at each reporting period and adjust stock-based compensation expense to reflect current expected results, as necessary.

The following table summarizes stock‑based compensation expense that is included in general and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Related to SciPlay equity awards	$3.7	$—	$3.7	$—
Related to the Parent’s equity awards	0.2	0.7	2.9	1.3
Total	$3.9	$0.7	$6.6	$1.3

As of June 30, 2019 we had $20.8 million in unrecognized stock-based compensation expense that is expected to be recognized over weighted-average expected vesting period of 1.8 years, of which $18.0 million relates to PRSUs.

(7) Earnings per Share
The table below sets forth a calculation of basic earnings per share ("EPS") based on net income attributable to SciPlay for the three and six months ended June 30, 2019, divided by the basic weighted average number of Class A common stock for the three and six months period ended June 30, 2019. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to SciPlay by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to all potentially dilutive securities, using the treasury stock method.

For purposes of calculating EPS for periods prior to the IPO, including the three and six months ended June 30, 2019 for which a portion of the periods preceded the IPO, we retrospectively presented EPS as if the IPO had occurred at the beginning of the earliest period presented.

We excluded Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have economic interest in us and separate presentation of EPS of Class B common stock under the two-class method has not been presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income	$26.2	$12.2	$39.9	$11.1
Less: net income attributable to the noncontrolling interest	13.9	—	13.9	—
Net income attributable to SciPlay	$12.3	$12.2	$26.0	$11.1
Denominator:
Weighted average shares of Class A common stock for basic EPS	22.7	22.7	22.7	22.7
Effect of dilutive securities:
Stock-based compensation grants	—	—	—	—
Weighted average shares of Class A common stock for diluted EPS	22.7	22.7	22.7	22.7

Net income attributable to SciPlay per share of Class A common stock - basic	$0.54	$0.54	$1.15	$0.49
Net income attributable to SciPlay per share of Class A common stock - diluted	$0.54	$0.54	$1.15	$0.49

(8) Litigation
From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. In addition, we may receive notifications alleging infringement of patent or other intellectual property rights.
On April 17, 2018, a plaintiff filed a putative class action complaint, Fife v. Scientific Games Corp., against our Parent, in the United States District Court for the Western District of Washington. The plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing our Parent’s online social casino games, including but not limited to Jackpot Party Casino and Gold Fish Casino. The complaint asserts claims for alleged violations of Washington’s Recovery of Money Lost at Gambling Act, Washington’s consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre‑ and post‑judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, our Parent filed a motion to dismiss the plaintiff’s complaint with prejudice, which the trial court denied on December 18, 2018. Our Parent filed its answer to the putative class action complaint on January 18, 2019. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss. Although the case was brought against Scientific Games, pursuant to the Intercompany Services Agreement, we would expect to cover or contribute to any damage awards due to the matter arising as a result of our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to enhance the reader’s understanding of our operations and current business environment and should be read in conjunction with the description of our business included in the Prospectus. The terms “we” and “our” as used herein refer to SciPlay and its consolidated subsidiaries, including SG Social Holding Company II, LLC for periods presented prior to May 7, 2019, which is SciPlay’s predecessor for financial reporting purposes.

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

BUSINESS OVERVIEW

On May 7, 2019, we completed the IPO as described in Note 1.

We are a leading developer and publisher of digital games on mobile and web platforms. We currently offer seven core games, including social casino games Jackpot Party Casino, Gold Fish Casino, Hot Shot Casino and Quick Hit Slots, and casual games MONOPOLY Slots, Bingo Showdown and 88 Fortunes Slots. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend slots-style or bingo game play with adventure game features. All of our games are offered and played on multiple platforms, including Apple, Google, Facebook and Amazon. In addition to our internally created games, our content library includes recognizable, real-world slot and table games content from Scientific Games. This content allows players who like playing land-based slot machines to enjoy some of those same titles in our free-to-play games. We have access to Scientific Games’ library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as JAMES BOND, MONOPOLY, MICHAEL JACKSON, CHEERS and THE GODFATHER.

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

RESULTS OF OPERATIONS

Summary of Results of Operations

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Revenue	$118.1	$99.7	$18.4	18%	$236.5	$197.2	$39.3	20%
Operating expenses	92.2	83.1	9.1	11%	190.6	182.4	8.2	4%
Operating income	25.9	16.6	9.3	56%	45.9	14.8	31.1	210%
Net income	26.2	12.2	14.0	115%	39.9	11.1	28.8	259%
Net income attributable to SciPlay	12.3	12.2	0.1	1%	26.0	11.1	14.9	134%
AEBITDA	$33.2	$23.1	$10.1	44%	$58.2	$45.8	$12.4	27%
Net income margin	22.2%	12.2%	10.0 pp	nm	16.9%	5.6%	11.3 pp	nm
AEBITDA margin	28.1%	23.2%	4.9 pp	nm	24.6%	23.2%	1.4 pp	nm
pp = percentage points. nm = not meaningful.

Non-GAAP Financial Measures

Adjusted EBITDA, or AEBITDA, as used herein, is a non-GAAP financial measure that is presented as supplemental disclosure and is reconciled to net income attributable to SciPlay as the most directly comparable GAAP measure as set forth in the below table. We define AEBITDA to include net income attributable to SciPlay before: (1) net income attributable to noncontrolling interest; (2) interest expense; (3) income tax (benefit) expense; (4) depreciation and amortization; (5) contingent acquisition consideration; (6) restructuring and other, which includes charges or expenses attributable to: (a) employee severance; (b) management changes; (c) restructuring and integration; (d) M&A and other, which includes: (i) M&A transaction costs; (ii) purchase accounting adjustments; (iii) unusual items (including certain legal settlements) and (iv) other non-cash items; and (e) cost-savings initiatives; (7) stock-based compensation; (8) loss (gain) on debt financing transactions; and (9) other expense (income) including foreign currency (gains) and losses. We also use AEBITDA margin, a non-GAAP measure, which we calculate as AEBITDA as a percentage of revenue.

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

The following table reconciles Net income attributable to SciPlay to AEBITDA and AEBITDA margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions, except percentages)	2019	2018	2019	2018
Net income attributable to SciPlay(1)	$12.3	$12.2	$26.0	$11.1
Net income attributable to noncontrolling interest	13.9	—	13.9	—
Net income	26.2	12.2	39.9	11.1
Contingent acquisition consideration	1.4	—	1.7	18.0
Restructuring and other	0.2	—	0.5	0.1
Depreciation and amortization	1.8	5.8	3.5	11.6
Income tax (benefit) expense	(0.7)	3.7	4.0	3.1
Stock-based compensation	3.9	0.7	6.6	1.3
Other expense, net	0.4	0.7	2.0	0.6
AEBITDA(1)	$33.2	$23.1	$58.2	$45.8
Revenue	$118.1	$99.7	$236.5	$197.2
Net income margin (Net income/Revenue)	22.2%	12.2%	16.9%	5.6%
AEBITDA margin (AEBITDA/Revenue)	28.1%	23.2%	24.6%	23.2%
(1) The three and six months ended June 30, 2019 include $2.9 million and $10.2 million, and the three and six months ended June 30, 2018 include $6.3 million, and $12.6 million, in intellectual property royalties paid to Scientific Games for use of its intellectual property, which are included in cost of revenue. Under the terms of the IP License Agreement, as more fully described in the Prospectus, we acquired an exclusive (subject to certain limited exceptions), perpetual, non-royalty-bearing license for intellectual property created or acquired by Bally Gaming or its affiliates, which will result in no future royalties or fees for our use of intellectual property owned by Bally Gaming or its affiliates in our currently available games.

Revenue, Key Performance Indicators and Other Metrics

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Mobile	$98.2	$76.6	$21.6	28%	$195.1	$149.3	$45.8	31%
Web	19.9	23.1	(3.2)	(14)%	41.4	47.8	(6.4)	(13)%
Other	—	—	—	—%	—	0.1	(0.1)	(100)%
Total revenue	$118.1	$99.7	$18.4	18%	$236.5	$197.2	$39.3	20%

Revenue information by geography is summarized as follows:

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
U.S.	$111.1	$90.7	$20.4	22%	$219.5	$179.4	$40.1	22%
International	7.0	9.0	(2.0)	(22)%	17.0	17.8	(0.8)	(4)%
Total revenue	$118.1	$99.7	$18.4	18%	$236.5	$197.2	$39.3	20%

The following reflects our Key Performance Indicators and Other Metrics:

We manage our business by tracking several key performance indicators, each of which is referred to in our discussion of operating results. Our key performance indicators are impacted by several factors that could cause them to fluctuate on a quarterly basis, such as platform providers’ policies, restrictions, seasonality, user connectivity and addition of new content to certain portfolios of games. Future growth in players and engagement will depend on our ability to retain current players, attract new players, launch new games and features and expand into new markets and distribution platforms.

For a description of and definitions of our Key Performance Indicators and Other Metrics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

(in millions, except ARPDAU, Average monthly revenue per payer, and percentages)	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Mobile Penetration	83%	77%	6 pp	nm	83%	76%	7 pp	nm
Average MAU	8.1	8.2	(0.1)	(1.2)%	8.2	8.1	0.1	1.2%
Average DAU	2.7	2.6	0.1	3.8%	2.7	2.6	0.1	3.8%
ARPDAU	$0.48	$0.42	$0.06	14.3%	$0.48	$0.42	$0.06	14.3%
Average MPUs	0.5	0.4	0.1	25.0%	0.5	0.4	0.1	25.0%
Average monthly revenue per payer	$81.42	$75.45	$5.97	7.9%	$78.88	$76.08	$2.80	3.7%
Payer conversion rate	6.0%	5.4%	0.6 pp	nm	6.1%	5.3%	0.8 pp	nm
pp = percentage points. nm = not meaningful.

Mobile platform revenue increased for both comparable periods primarily due to the ongoing popularity of Jackpot Party Casino, MONOPOLY Slots, Bingo Showdown, and 88 Fortunes. Web platform and other revenue decreased for both comparable periods due to a decline in player levels as a result of player preferences causing a continued migration to mobile platforms.

The increase in mobile penetration percentage primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.

Average MAU decreased and average DAU stayed relatively flat for the three months ended June 30, 2019 primarily due to a technical issue with a third party provider that was mitigated in June 2019. Consequently, ARPDAU and average monthly revenue per payer increased due to lower average MAU and DAU base.

Average MAU and DAU for the six months ended June 30, 2019 increased due to the growing popularity of our games driving our revenue growth described above, while ARPDAU increased primarily due to more payers.

The increase in payer conversion rates for both comparable periods were due to the growing popularity of our games and increased interaction with the games by our players as a result of the introduction of new content and features into our games.

Operating Expenses

	Three Months Ended
	June 30,		Variance		Percentage of Revenue
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018 Change
Operating expenses:
Cost of revenue(1)	$40.5	$38.4	$2.1	5%	34.3%	38.5%	(4.2) pp
Sales and marketing(1)	31.2	23.8	7.4	31%	26.4%	23.9%	2.5 pp
General and administrative(1)	11.1	8.7	2.4	28%	9.4%	8.7%	0.7 pp
Research and development(1)	6.0	6.4	(0.4)	(6)%	5.1%	6.4%	(1.3) pp
Depreciation and amortization	1.8	5.8	(4.0)	(69)%		nm
Contingent acquisition consideration	1.4	—	1.4	100%		nm
Restructuring and other	0.2	—	0.2	100%		nm
Total operating expenses	$92.2	$83.1	$9.1	11%
(1) Excludes depreciation and amortization. nm = not meaningful. pp = percentage points.

	Six Months Ended
	June 30,		Variance		Percentage of Revenue
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018 Change
Operating expenses:
Cost of revenue(1)	$86.2	$76.0	$10.2	13%	36.4%	38.5%	(2.1) pp
Sales and marketing(1)	65.5	46.8	18.7	40%	27.7%	23.7%	4.0 pp
General and administrative(1)	21.4	17.2	4.2	24%	9.0%	8.7%	0.3 pp
Research and development(1)	11.8	12.7	(0.9)	(7)%	5.0%	6.4%	(1.4) pp
Depreciation and amortization	3.5	11.6	(8.1)	(70)%		nm
Contingent acquisition consideration	1.7	18.0	(16.3)	(91)%		nm
Restructuring and other	0.5	0.1	0.4	400%		nm
Total operating expenses	$190.6	$182.4	$8.2	4%
(1) Excludes depreciation and amortization. nm = not meaningful. pp = percentage points.

Cost of Revenue

For the three months ended June 30, 2019, cost of revenue increased primarily as a result of a $5.6 million increase in platform fees, which was correlated with the revenue growth. The increase was partially offset by a decrease of $3.4 million in IP royalties paid to Scientific Games for use of its IP based on revised agreements entered into in connection with the IPO.

During the six months ended June 30, 2019 cost of revenue increased primarily as a result of an $11.9 million increase in platform fees, and $1.1 million increase in third party royalties, which were both correlated with the revenue growth. IP royalties decreased $2.4 million as a result of the revised IP License Agreement (See Note 5).

Sales and Marketing

For the three and six months ended June 30, 2019, sales and marketing expenses increased $7.4 million and $18.7 million, respectively, primarily due to an increase in player acquisition costs, largely associated with MONOPOLY Slots, Bingo Showdown and Jackpot Party Social. Sales and marketing expenses as a percentage of revenue increased 2.5 percentage points and 4.0 percentage points for the three and six months ended June 30, 2019 as a result of a management decision to increase spend in the first half of 2019 as recent trends showed a better than expected return on some marketing channels. This investment is expected to drive higher revenue, net income and AEBITDA in future quarters.

General and Administrative

For the three and six months ended June 30, 2019, general and administrative expenses increased primarily due to higher stock-based compensation reflective of SciPlay’s RSUs granted under the new stock-based compensation plans implemented upon consummation of the IPO. For the three and six months ended June 30, 2019, the stock-based compensation expense increased by $3.2 million and $5.3 million. respectively.

General and administrative expenses as a percentage of revenue did not fluctuate materially for all periods presented.

Depreciation and Amortization

Depreciation and amortization decreased for both comparable periods primarily due to certain intangible assets becoming fully amortized during the second quarter of 2018.

Contingent Acquisition Consideration

Contingent acquisition consideration increased for the three months comparable period and decreased for the six months comparable period as a result of remeasurement charges, which relates to the Bingo Showdown app’s post-acquisition performance measurement period closing. Contingent acquisition consideration is expected to be fully paid by February 2020.

Net Income

Net income increased for both comparable periods primarily due to continued growth in revenue (as described above) coupled with lower depreciation and amortization for both comparable periods, and for six months comparable period, lower contingent acquisition consideration.

Net income margin improved by 10.0 and 11.3 percentage points for the three and six months ended June 30, 2019, correspondingly, as the result of above stated drivers.

AEBITDA

AEBITDA increased for both comparable periods primarily due to continued growth in revenue, which was partially offset by higher sales and marketing expenses (as described above) and a decrease in IP royalty expense to Scientific Games in accordance with the revised IP Licensing Agreement.

Other Factors Affecting Net Income Attributable to SciPlay

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Factors Affecting Net Income Attributable to SciPlay
($ in millions)	2019	2018	2019	2018	2019 vs. 2018
Income tax (benefit) expense	$(0.7)	$3.7	$4.0	$3.1
Our effective income tax rates were (2.7%) and 9.1%, respectively, for the three and six months ended June 2019 and 23.3% and 21.8%, respectively, for the three and six months ended June 30, 2018. The change in effective tax rates is primarily driven by the noncontrolling interest portion of pretax income, for which we do not record an income tax provision.

Net income attributable to noncontrolling interest	13.9	—	13.9	—	The three and six months ended June 30, 2019 reflect SciPlay’s noncontrolling interest.

RECENTLY ISSUED ACCOUNTING GUIDANCE

For a description of recently issued accounting pronouncements, see Note 1.

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

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Introduction
            On May 7, 2019, we completed the Offering of 22,720,000 shares of Class A common stock at a public offering price of $16.00 per share, after giving effect to the underwriters’ exercise of their over-allotment option on June 4, 2019. We received $341.7 million in proceeds, net of underwriting discount, but before offering expenses of $8.9 million. Refer to Note 1 for a more detailed description of the IPO.

SciPlay is a holding company, with no material assets other than its ownership of SciPlay Parent LLC interests, no operating activities on its own and no independent means of generating revenue or cash flow. Operations are carried out by SciPlay Parent LLC and its subsidiaries, and we depend on distributions from SciPlay Parent LLC to pay our taxes and expenses. SciPlay Parent LLC’s ability to make distributions to us is restricted by the terms of the Revolver, and may be restricted by any future credit agreement we or our subsidiaries enter into, any future debt or preferred equity securities we or our subsidiaries issue, other contractual restrictions or applicable Nevada law.

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

Changes in Cash Flows
The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
($ in millions)	2019	2018
Net cash provided by operating activities	$26.5	$24.5
Net cash used in investing activities	(4.7)	(1.5)
Net cash provided by (used in) financing activities	18.3	(30.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.3	(0.3)
Increase (decrease) in cash equivalents and restricted cash	$40.4	$(8.0)
Net cash provided by operating activities increased primarily due to higher earnings, which was partially offset by payment of contingent acquisition consideration and an increase in accounts receivable related to the timing of payments from our platform providers.

Net cash used in investing activities increased primarily due to higher leasehold improvements related to our Austin facility.
Net cash provided by financing activities increased primarily due to net proceeds from the Offering during the second quarter of 2019. The increase was partially offset by distributions to Scientific Games (including payments for Scientific Games’ IP license) and payments of deferred offering and financing costs.
Off Balance Sheet Obligations

As of June 30, 2019, we did not have any significant off-balance sheet arrangements.

Contractual Obligations
As described in Note 1, we agreed with the Spicerack selling shareholders to pay them $31.0 million in total contingent acquisition consideration of which $21.0 million was paid in the second quarter of 2019 with the remaining balance being fully paid by February 2020.
As described in Note 5, we entered into the TRA with SG Members. Our estimated liability under the TRA as of June 30, 2019 was $76.3 million, however actual timing and amount of any payments under the TRA will vary.
Other than noted above, there have been no material changes to our contractual obligations disclosed in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2019, we had no material exposure to market risks.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

During the first quarter of 2019, we implemented changes to our internal controls to address the adoption of ASC 842, including controls to enable the preparation of financial information.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 8.

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

In a recent case, the United States Court of Appeals for the Ninth Circuit decided that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits have been filed against other defendants, including Scientific Games Corporation. For example, in April 2018, a putative class action lawsuit was filed in federal district court alleging substantially the same causes of action against our social casino games. In December 2018, the federal district court assigned to the litigation denied Scientific Games Corporation’s motion to dismiss the plaintiff’s complaint and, in January 2019, Scientific Games Corporation filed its answer and affirmative defenses to the putative class action complaint. See “-Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” and Note 8.

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

For example, in a recent case, the United States Court of Appeals for the Ninth Circuit held that a plaintiff had stated a cognizable putative class action claim that a social casino game, Big Fish Casino, which is produced by one of our competitors, falls within Washington State’s statutory definition of an illegal gambling game, and the Ninth Circuit accordingly remanded the case to the federal district court for further proceedings on plaintiff’s claim. In April 2018, a putative class action lawsuit, Sheryl Fife v. Scientific Games Corp., was filed against our parent, Scientific Games Corporation, in federal district court that is directed against certain of our social casino games, including Jackpot Party Casino. The plaintiff alleges substantially the same causes of action against our social casino games that are alleged with respect to Big Fish Casino, including the allegation that our social casino games violate Washington State gambling laws. In December 2018, the federal district court assigned to the litigation denied Scientific Games Corporation’s motion to dismiss the plaintiff’s complaint. In January 2019, Scientific Games Corporation filed its answer and affirmative defenses to the putative class action complaint (see Note 8 for further discussion). We may incur significant expense defending this lawsuit or any other lawsuit to which we may be a party. Although the case was brought against Scientific Games Corporation, pursuant to the Intercompany Services Agreement, we would expect to cover or contribute to any damage awards due to the matter arising as a result of our business. If the plaintiff were to obtain a judgment in her favor in this lawsuit, then our results in Washington could be negatively impacted, and we could be restricted from operating social casino games in Washington. Additional legal proceedings targeting our social casino games and claiming violations of state or federal laws also could occur, based on the unique and particular laws of each jurisdiction. We cannot predict the likelihood, timing or scope of the consequences of such an outcome, or the outcome of any other legal proceedings to which we may be a party, any of which could have a material adverse effect on our results of operations, cash flows or financial condition.

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

Scientific Games Corporation, through its indirect wholly owned subsidiaries, the SG Members, controls shares representing a majority of our combined voting power. The SG Members own all of our outstanding Class B common stock, which represents 82.0% of our total outstanding shares of common stock and 97.9% of the combined voting power of both classes of our outstanding common stock. On all matters submitted to a vote of our stockholders, our Class B common stock entitles its owners to ten votes per share (for so long as the number of shares of our common stock beneficially owned by the SG Members and their affiliates represents at least 10% of our outstanding shares of common stock and, thereafter, one vote per share), and our Class A common stock entitles its owners to one vote per share. As long as Scientific Games Corporation continues to control shares representing a majority of our combined voting power, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election of directors (unless supermajority approval of such matter is required by applicable law). Even if Scientific Games Corporation were to control less than a majority of our combined voting power, it may be able to influence the outcome of corporate actions so long as it owns a significant portion of our combined voting power. If Scientific Games Corporation does not cause the SG Members to dispose of their shares of our common stock, Scientific Games Corporation could retain control over us for an extended period of time or indefinitely.

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

As disclosed in a Form 4 filed with the SEC on June 24, 2019, MacAndrews & Forbes beneficially owned 36,355,736 shares of Scientific Games Corporation’s then outstanding common stock, or approximately 39.1% of its outstanding common stock as of May 6, 2019. Pursuant to a stockholders’ agreement with Scientific Games Corporation, MacAndrews & Forbes is entitled to appoint up to four members of the board of directors of Scientific Games Corporation and certain actions of Scientific Games Corporation require the approval of MacAndrews & Forbes. As a result, MacAndrews & Forbes has the ability to exert significant influence over Scientific Game Corporation’s business, and in turn our business, and may make decisions with which other stockholders of Scientific Games Corporation may disagree, including, among other things, delaying, discouraging or preventing a change of control of Scientific Games Corporation or a potential merger, consolidation, tender offer, takeover or other business combination involving Scientific Games Corporation or us.

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

We are a holding company and have no material assets other than our ownership of LLC Interests of SciPlay Parent LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, is dependent upon the financial results and cash flows of SciPlay Parent LLC and its subsidiaries and distributions we receive from SciPlay Parent LLC. We cannot assure that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions will permit such distributions.

SciPlay Parent LLC is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity- level U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Interests, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of SciPlay Parent LLC. Under the terms of the Operating Agreement, SciPlay Parent LLC is obligated to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we also incur expenses related to our operations, including payments under the TRA, which we expect to be substantial. We intend, as its sole manager, to cause SciPlay Parent LLC to make cash distributions to the owners of LLC Interests in an amount sufficient to (i) fund all or part of such members’ tax obligations in respect of taxable income allocated to such members and (ii) cover our operating expenses, including ordinary course payments under the TRA. However, SciPlay Parent LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which SciPlay Parent LLC is then a party, or any applicable law, or that would have the effect of rendering SciPlay Parent LLC insolvent. Moreover, the terms governing the Revolver generally do not permit SciPlay Parent LLC, as a guarantor of the Revolver, to make distributions sufficient to allow us to make early termination payments under the TRA. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts will accrue interest until paid. Our failure to make any payment required under the TRA (including any accrued and unpaid interest) within 30 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the TRA, which will terminate the TRA and accelerate future payments thereunder, unless the applicable payment is not made because (i) we are prohibited from making such payment under the terms of the TRA or the terms governing certain of our secured indebtedness or (ii) we do not have, and cannot use commercially reasonable efforts to obtain, sufficient funds to make such payment. Any late payments will continue to accrue interest at one-month LIBOR plus 500 basis points until such payments are made. It will also constitute a material breach of a material obligation under the TRA if we make a distribution of cash or other property (other than shares of our Class A common stock) to our stockholders or use cash or other property to repurchase any of our capital stock (including our Class A common stock), in each case while any outstanding payments under the TRA are unpaid. In addition, if SciPlay Parent LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

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

Payments under the TRA are based on the tax reporting positions that we determine, and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain any such challenge. Our ability to settle or to forgo contesting such challenges may be restricted by the rights of the SG Members pursuant to the TRA, and such restrictions apply for as long as the TRA remains in effect. In addition, we will not be reimbursed for any cash payments previously made to the SG Members under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to the SG Members are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to the SG Members will be netted against any future cash payments that we might otherwise be required to make to the SG Members under the terms of the TRA. However, we might not determine that we have effectively made an excess cash payment to the SG Members for a number of years following the initial time of such payment. As a result, payments could be made under the TRA in excess of the tax savings that we realize in respect of the tax attributes with respect to the SG Members that are the subject of the TRA.

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

We have an aggregate of 602,280,000 shares of Class A common stock authorized but unissued, including 103,547,021 shares of Class A common stock issuable upon redemption or exchange of LLC Interests that are held by the

SG Members. SciPlay Parent LLC entered into the Operating Agreement and, subject to certain restrictions set forth therein, the SG Members are entitled to have their LLC Interests redeemed or exchanged for shares of our Class A common stock or, at our option, cash.

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

In connection with partial exercise of over-allotment option by the underwriters on June 4, 2019, 720,000 shares of Class A common stock were sold and an equal number of shares of Class B common stock were automatically canceled upon the exercise of the option.

No underwriters were involved in the issuance and sale of the shares of Class B common stock.
Use of Proceeds from Initial Public Offering of Class A Common Stock

On May 7, 2019, we completed the initial public offering of our Class A common stock pursuant to a Registration Statement (File No. 333-230727), which was declared effective on May 2, 2019.

Under the underwriting Agreement, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc,, RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated, Wedbush Securities Inc. served as underwriters in this offering.

Under the Registration Statement, we issued and sold 22,720,000 shares of our Class A common stock at a price of $16.00 per share. We received net proceeds of approximately $341.7 million, net of underwriting discount but before offering expenses of $8.9 million. There has been no material change in the use of proceeds as described in the Prospectus.

Refer to the Initial Public Offering section of Note 1 for the details regarding the use of net proceeds from the Offering and underwriters’ partial exercise of their over-allotment option.

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

10.12	Social Award Agreement, dated as of May 7, 2019, by and between SciPlay Corporation and M. Mendel Pinson.(†)*
31.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*Filed herewith. ** Furnished herewith. (†) Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIPLAY CORPORATION
(Registrant)

		By:	/s/ Michael D. Cody
		Name:	Michael D. Cody
		Title:	Chief Financial Officer

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Chief Accounting Officer, Secretary
Dated:	August 1, 2019