Form 10-Q
period 2019-09-30
SciPlay Corp
filed 2019-11-08
CIK 1760717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of November 5, 2019:
Class A Common Stock: 22,720,000
Class B Common Stock: 103,547,021

SCIPLAY CORPORATION
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	5

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2019 and 2018	5

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2019 and 2018	6

	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	7

	Consolidated Statements of Changes in Stockholders’ Equity/Accumulated Net Parent Investment for the Three and Nine Months Ended September 30, 2019 and 2018	8

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	10

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	59

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$116.4	$105.3	$352.9	$302.5
Operating expenses:
Cost of revenue(1)	36.9	40.6	123.1	116.6
Sales and marketing(1)	32.9	27.5	98.4	74.3
General and administrative(1)	9.8	7.9	31.2	25.1
Research and development(1)	6.3	6.4	18.1	19.1
Depreciation and amortization	1.7	1.7	5.2	13.3
Contingent acquisition consideration	—	8.4	1.7	26.4
Restructuring and other	0.2	0.6	0.7	0.7
Operating income	28.6	12.2	74.5	27.0
Other expense:
Other expense, net	(0.4)	(0.2)	(2.4)	(0.8)
Total other expense, net	(0.4)	(0.2)	(2.4)	(0.8)
Net income before income taxes	28.2	12.0	72.1	26.2
Income tax expense	3.2	2.8	7.2	5.9
Net income	25.0	9.2	64.9	20.3
Less: Net income attributable to the noncontrolling interest	23.0	—	36.9	—
Net income attributable to SciPlay	$2.0	$9.2	$28.0	$20.3

Basic and diluted net income attributable to SciPlay per share:
Basic	$0.09	$0.41	$1.23	$0.89
Diluted	$0.09	$0.41	$1.23	$0.89

Weighted average number of shares of Class A common stock used in per share calculation:
Basic shares	22.7	22.7	22.7	22.7
Diluted shares	22.7	22.7	22.7	22.7
(1) Excludes depreciation and amortization.
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$25.0	$9.2	$64.9	$20.3
Other comprehensive income:
Foreign currency translation gain, net of tax	0.6	0.2	2.8	0.4
Comprehensive income	$25.6	$9.4	$67.7	$20.7
Less: comprehensive income attributable to the noncontrolling interest	23.5	—	37.7	—
Comprehensive income attributable to SciPlay	$2.1	$9.4	$30.0	$20.7
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$81.3	$10.0
Accounts receivable, net (allowance for doubtful accounts of $0.4 and $1.1)	43.3	31.5
Prepaid expenses and other current assets	4.5	5.6
Total current assets	129.1	47.1
Non-current assets:
Property and equipment, net	4.3	1.8
Operating lease right-of-use assets	6.4	—
Goodwill	120.7	120.7
Intangible assets, net	11.3	13.6
Deferred income taxes	87.2	6.4
Other assets	7.8	5.3
Total assets	$366.8	$194.9
LIABILITIES AND STOCKHOLDERS’ EQUITY/ACCUMULATED NET PARENT INVESTMENT
Current liabilities:
Accounts payable	$15.6	$12.7
Accrued liabilities	18.3	28.0
Due to affiliate	5.3	3.7
Total current liabilities	39.2	44.4
Operating lease liabilities	5.6	—
Liabilities under TRA	73.7	—
Other long‑term liabilities	1.0	11.9
Total liabilities	119.5	56.3
Commitments and contingencies (see Note 8)
Stockholders’ equity/Accumulated net parent investment:
Class A common stock, par value $0.001 per share - 625.0 shares authorized, 22.7 issued and outstanding as of September 30, 2019, zero issued and outstanding as of December 31, 2018	—	—
Class B common stock, par value $0.001 per share - 130.0 shares authorized, 103.5 issued and outstanding as of September 30, 2019, zero issued and outstanding as of December 31, 2018	0.1	—
Additional paid-in capital	41.2	—
Accumulated net parent investment	—	140.8
Retained earnings	7.6	—
Accumulated other comprehensive income (loss)	0.1	(2.2)
Total SciPlay stockholders’ equity/accumulated net parent investment	49.0	138.6
Noncontrolling interest	198.3	—
Total stockholders’ equity/accumulated net parent investment	247.3	138.6
Total liabilities and stockholders’ equity/accumulated net parent investment	$366.8	$194.9
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ACCUMULATED NET PARENT INVESTMENT
(Unaudited, in millions)

	Accumulated net parent investment	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
		Shares	Amount	Shares	Amount
December 31, 2018	$140.8	—	$—	—	$—	$—	$—	$(2.2)	$—	$138.6
Net income	13.7	—	—	—	—	—	—	—	—	13.7
Transactions with Parent and affiliates, net	6.2	—	—	—	—	—	—	—	—	6.2
Currency translation adjustment	—	—	—	—	—	—	—	1.9	—	1.9
March 31, 2019	$160.7	—	$—	—	$—	$—	$—	$(0.3)	$—	$160.4
Activity prior to IPO and organization transactions:
Net income	6.7	—	—	—	—	—	—	—	—	6.7
Transactions with Parent and affiliates, net	3.0	—	—	—	—	—	—	—	—	3.0
May 7, 2019	$170.4	$—	$—	$—	$—	$—	$—	$(0.3)	$—	$170.1
Effects of the IPO and organization transactions:
Issuance of Class A common stock in the IPO, net of underwriting discount and offering costs	—	22.7	—	—	—	59.9	—	—	272.9	332.8
Issuance of Class B common stock	—	—	—	103.5	0.1	—	—	—	—	0.1
Allocation of SGC equity to noncontrolling interests	(170.4)	—	—	—	—	30.7	—	0.2	139.5	—
Distributions to Parent and affiliates, net	—	—	—	—	—	(56.1)	—	—	(255.6)	(311.7)
Net effect of tax-related organization transactions and other	—	—	—	—	—	5.6	—	—	—	5.6
Activity subsequent to the IPO and organization transactions:
Net income	—	—	—	—	—	—	5.6	—	13.9	19.5
Stock-based compensation	—	—	—	—	—	0.8	—	—	3.1	3.9
Currency translation adjustment	—	—	—	—	—	—	—	0.1	0.2	0.3
June 30, 2019	$—	22.7	$—	103.5	$0.1	$40.9	$5.6	$—	$174.0	$220.6
Net income	—	—	—	—	—		2.0	—	23.0	25.0
Stock-based compensation	—	—	—	—	—	0.4	—	—	1.1	1.5
Currency translation adjustment and other	—	—	—	—	—	(0.1)	—	0.1	0.2	0.2
September 30, 2019	$—	22.7	$—	103.5	$0.1	$41.2	$7.6	$0.1	$198.3	$247.3

	Accumulated net parent investment	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
		Shares	Amount	Shares	Amount
December 31, 2017	$161.4	—	$—	—	$—	$—	$—	$1.6	$—	$163.0
Net loss	(1.1)	—	—	—	—	—	—	—	—	(1.1)
Dividend distributions	(17.4)	—	—	—	—	—	—	—	—	(17.4)
March 31, 2018	$142.9	—	$—	—	$—	$—	$—	$1.6	$—	$144.5
Net Income	12.2	—	—	—	—	—	—	—	—	12.2
Dividend distributions	(13.3)	—	—	—	—	—	—	—	—	(13.3)
Transactions with Parent and affiliates, net	6.0	—	—	—	—	—	—	—	—	6.0
Currency translation adjustment	—	—	—	—	—	—	—	0.2	—	0.2
June 30, 2018	$147.8	$—	$—	$—	$—	$—	$—	$1.8	$—	$149.6
Net income	9.2	—	—	—	—	—	—	—	—	9.2
Dividend distributions	(23.2)	—	—	—	—	—	—	—	—	(23.2)
Transactions with Parent and affiliates, net	1.9	—	—	—	—	—	—	—	—	1.9
Currency translation adjustment	—	—	—	—	—	—	—	0.2	—	0.2
September 30, 2018	$135.7	$—	$—	$—	$—	$—	$—	$2.0	$—	$137.7
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by operating activities	$60.3	$44.1
Cash flows from investing activities:
Capital expenditures	(6.5)	(2.2)
Net cash used in investing activities	(6.5)	(2.2)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	341.7	—
Net proceeds from issuance of Class B common stock	0.1	—
Distributions to Scientific Games and affiliates, net	(311.7)	(53.9)
Payments of deferred offering costs	(9.1)	—
Payments of contingent consideration	(1.8)	—
Payments on license obligations	(1.0)	—
Payments of debt issuance costs	(1.1)	—
Net cash provided by (used in) financing activities	17.1	(53.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(0.1)
Increase (decrease) in cash, cash equivalents and restricted cash	71.3	(12.1)
Cash, cash equivalents and restricted cash, beginning of period	10.0	16.8
Cash, cash equivalents and restricted cash, end of period	$81.3	$4.7

Supplemental cash flow information:
Cash paid for income taxes	$0.7	$1.7
Cash paid for contingent consideration included in operating activities	22.2	—
Payment for Scientific Games’ intellectual property license included in Distributions to Scientific Games and affiliates, net	255.0	—
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies

Background and Nature of Operations

     SciPlay Corporation was formed as a Nevada corporation on November 30, 2018 as a subsidiary of Scientific Games Corporation (“Scientific Games”, “SGC”, and “the Parent”) for the purpose of completing a public offering and related transactions (collectively referred to herein as the “IPO”) in order to carry on the business of SciPlay Parent LLC and its subsidiaries (collectively referred to as “SciPlay”, the “Company”, “we”, “us”, and “our”). As the managing member of SciPlay Parent LLC, SciPlay operates and controls all of the business affairs of SciPlay Parent LLC and its subsidiaries.

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
Initial Public Offering
On May 7, 2019, we completed the offering of 22,720,000 shares of Class A common stock at a public offering price of $16.00 per share (the “Offering”), after giving effect to the underwriters’ partial exercise of their over-allotment option on June 4, 2019. We received $341.7 million in proceeds, net of underwriting discount, but before offering expenses of $9.3 million.

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

(iv) appoint SciPlay as the sole manager of SciPlay Parent LLC.

•	We amended and restated our articles of incorporation to, among other things, provide for Class A common stock and Class B common stock;

•	We used the net proceeds from the Offering and underwriters’ exercise of the over-allotment option after deducting the underwriting discount, as follows:

	Amount	Note
To acquire 20,725,319 LLC Interests from SG Holding I	$311.7	(A)
To acquire 1,994,681 newly issued LLC Interests from SciPlay Parent LLC	30.0	(B)
Net proceeds after deducting underwriting discount	$341.7

(A) SG Holding I subsequently used these proceeds as follows:
Acquire IP License from Parent (“Upfront License Payment”)(1)	$255.0
Distributed as a dividend to Scientific Games	56.7
	$311.7
(B) SciPlay Parent LLC subsequently used the proceeds as follows:
Fees and expenses incurred in connection with the IPO	$9.3
General corporate purposes, including a portion of contingent acquisition consideration	20.7
	$30.0
(1) Per the Assignment Agreement, dated May 7, 2019, SG Holding I assigned its rights, duties, obligations and interest under the IP License Agreement to SciPlay.

•	We issued shares of Class B common stock to the SG Members, on a one-to-one basis with the number of LLC Interests owned by the SG Members following the IPO;

•	As a result of the transactions described above, the SG Members own 82.0% of the outstanding shares and LLC Interests and 97.9% of the combined voting power; and

•	We and the SG Members entered into the TRA, and we and the SG Members entered into the registration rights agreement, dated May 7, 2019 (“Registration Rights Agreement”).

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

In the opinion of management, we have made all adjustments necessary to present fairly our condensed consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity/accumulated net parent investment, and condensed consolidated statements of cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited financial statements should be read in conjunction with the financial statements and related notes of SciPlay Corporation and SG Social Holding Company II, LLC in our prospectus dated May 2, 2019, filed with the SEC on May 6, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (referred to herein as the “Prospectus”). Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

Use of Estimates
              The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and the accompanying notes. Actual results may differ materially from our estimates.

Significant Accounting Policies
There have been no changes to our significant accounting policies described within the SciPlay Corporation’s financial statement and SG Social Holding Company II, LLC’s consolidated financial statements and related notes in the Prospectus, other than the adoption of ASC 842 described in Note 3.
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
Disaggregation of Revenue
We believe disaggregation of our revenue on the basis of platform and geographical locations of our players is appropriate because the nature and the number of players generating revenue could vary on such basis, which represent different economic risk profiles.
The following table presents our revenue disaggregated by type of platform:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Mobile	$97.7	$82.8	$292.8	$232.1
Web	18.7	22.5	60.1	70.3
Other	—	—	—	0.1
Total revenue	$116.4	$105.3	$352.9	$302.5
The following table presents our revenue disaggregated based on the geographical location of our players:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
U.S.(1)	$108.8	$96.2	$328.3	$275.6
International	7.6	9.1	24.6	26.9
Total revenue	$116.4	$105.3	$352.9	$302.5
(1) Geographic location is estimated to be derived from the U.S. when data is not available.

Contract Assets, Contract Liabilities and Other Disclosures
We receive customer payments based on the payment terms established in our contracts. Payment for the purchase of virtual currency is made at purchase, and such payments are non‑refundable in accordance with our standard terms of service.

Such payments are initially recorded as a contract liability, and revenue is subsequently recognized as we satisfy our performance obligations.
The following table summarizes our opening and closing balances in contract assets, contract liabilities and accounts receivable:

	Accounts Receivable	Contract Assets(1)	Contract Liabilities(2)
Beginning of period balance	$31.5	$0.2	$0.7
Balance as of September 30, 2019	43.3	0.2	0.6
(1) Contract assets are included within Prepaid expenses and other current assets in our consolidated balance sheets.
(2) Contract liabilities are included within Accrued liabilities in our consolidated balance sheets.

During the nine months ended September 30, 2019 and 2018, we recognized $0.7 million and $1.5 million, respectively, of revenue that was included in the opening contract liability balance. Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

Concentration of Credit Risk
Our revenue and accounts receivable are generated via certain platform providers, which subject us to a concentration of credit risk. The following tables summarize the percentage of revenues and accounts receivable generated via our platform providers in excess of 10% of our total revenues and total accounts receivable:

	Revenue Concentration
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Apple	45.5%	41.9%	44.1%	41.7%
Google	35.0%	33.1%	35.4%	31.4%
Facebook	16.0%	21.3%	17.0%	23.0%

	Accounts Receivable Concentration
	September 30,	December 31,
	2019	2018
Apple	57.6%	38.6%
Google	22.2%	31.3%
Facebook	16.3%	23.7%

Contingent Acquisition Consideration
The contingent consideration liability is recorded at fair value on the acquisition date as part of the consideration transferred and is remeasured each reporting period. The changes in fair value of contingent acquisition consideration as a result of remeasurement are included in contingent acquisition consideration expenses. The inputs used to measure the fair value of contingent consideration liability primarily consist of projected earnings‑based measures and probability of achievement (categorized as Level 3 in the fair value hierarchy as established by ASC 820). During the second quarter of 2019, we agreed with the Spicerack selling shareholders to pay them $31.0 million in total contingent acquisition consideration. We paid $3.0 million and $24.0 million during the three and nine months ended September 30, 2019 with the remaining balance to be fully paid by February 2020. The following table summarizes our contingent acquisition consideration liabilities:

	September 30,	December 31,
	2019	2018
Contingent acquisition consideration included in accrued liabilities	$7.0	$18.8
Contingent acquisition consideration included in other long-term liabilities	—	10.5

Deferred Offering Costs
Through September 30, 2019, we incurred $9.3 million in costs directly related to pursuing the Offering. These costs were charged against the gross offering proceeds.

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

The Revolver contains covenants that, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer or dispose of property and assets; invest; make dividends or distributions or other restricted payments; and engage in affiliate transactions, with the exception of certain payments under the TRA and payments in respect of certain tax distributions under the Operating Agreement. In addition, the Revolver requires us to maintain a maximum total net leverage ratio not to exceed 2.50:1.00 and to maintain a minimum fixed charge coverage ratio of no less than 4.00:1.00. Such covenants are tested quarterly at the end of each fiscal quarter.

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
The following table presents certain information regarding our intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of September 30, 2019
Amortizable intangible assets:
Intellectual property	$35.2	$(32.9)	$2.3
Customer relationships	23.2	(17.7)	5.5
Licenses	5.1	(2.2)	2.9
Brand names	3.9	(3.3)	0.6
	$67.4	$(56.1)	$11.3

Balance as of December 31, 2018
Amortizable intangible assets:
Intellectual property	$33.0	$(30.1)	$2.9
Customer relationships	23.2	(16.8)	6.4
Licenses	5.1	(1.5)	3.6
Brand names	3.7	(3.0)	0.7
	$65.0	$(51.4)	$13.6

The following reflects amortization expense related to intangible assets included within depreciation and amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization expense(1)	$0.8	$0.9	$2.3	$10.5
(1) Nine months ended September 30, 2018 includes $8.1 million in accelerated amortization of certain Dragonplay intellectual property recorded as a result of a change in estimate of the remaining useful lives.

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

Supplemental balance sheet and cash flow information related to operating leases is as follows:

September 30, 2019
Operating lease right-of-use assets(1)	$6.4
Accrued liabilities	1.9
Operating lease liabilities	5.6
Total operating lease liabilities	$7.5

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases for the nine months ended September 30, 2019	$1.4
Weighted average remaining lease term, years	4.0
Weighted average discount rate	5.0%
(1) Right-of-use assets obtained in exchange for lease obligations for the nine months ended September 30, 2019 were immaterial.

Lease liability maturities:

Operating Leases
Remainder of 2019	$0.6
2020	2.1
2021	1.7
2022	1.7
2023	1.3
Thereafter	0.9
Less: Imputed Interest	(0.8)
Total	$7.5

As of September 30, 2019, we did not have material additional operating leases that have not yet commenced.

(4) Income Taxes
We hold an economic interest of 18% in SciPlay Parent LLC subsequent to the IPO. The 82% economic interest that we do not own represents a noncontrolling interest for financial reporting purposes. SciPlay Parent LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, SciPlay Parent LLC is not subject to income tax in most jurisdictions, and SciPlay Parent LLC’s members, of which we are one, are liable for income taxes based on their allocable share of SciPlay Parent LLC’s taxable income. The effective income tax rates for the three and nine months ended September 30, 2019 were 11.3% and 10.0%, respectively, and 23.3% and 22.5% for the three and nine months ended September 30, 2018, respectively. The effective income tax rates were determined using an estimated annual effective tax rate after considering any discrete items for such periods.

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

(5) Related Party Transactions
The following is the summary of expenses paid to Scientific Games and settled in cash:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018	Financial Statement Line Item
Royalties for Scientific Games Corporation IP	$—	$6.7	$10.2	$19.3	Cost of revenue
Royalties to Scientific Games Corporation for third-party IP	1.5	1.9	5.9	5.2	Cost of revenue
Parent services	1.2	1.6	3.8	4.4	General and administrative

The following is the summary of balances due to affiliates:

	September 30, 2019	December 31, 2018
Royalties under intercompany IP License Agreement	$1.1	$4.5
Parent services	0.7	0.5
Reimbursable expenses to (from) Scientific Games and its subsidiaries	3.5	(1.3)
	$5.3	$3.7
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
In connection with the IPO described above, we obtained an exclusive (subject to certain limited exceptions), perpetual, non-royalty-bearing license from Bally Gaming, Inc. (“Bally Gaming”) for intellectual property created or acquired by Bally Gaming or its affiliates on or before the third anniversary of the date of the IP License Agreement in any of our currently available or future social games that are developed for mobile platforms, social media platforms, internet platforms or other interactive platforms and distributed solely via digital delivery, and a non-exclusive, perpetual, non-royalty-bearing license for intellectual property created or acquired by Bally Gaming or its affiliates after such third anniversary, for use in our currently available games. So long as the IP License Agreement remains in effect, we do not expect to pay any future royalties or fees for our use of intellectual property owned by Bally Gaming or its affiliates in our currently available games. The purchase price of the license was $255.0 million, which was determined based on the appropriate valuation methodology performed by a third-party valuation specialist. This transaction was treated as a deemed distribution to the Parent as it constitutes a transaction between entities under common control.
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
TRA
As described in Note 1 and in connection with the IPO, we entered into the TRA with SG Members. The annual tax benefits are computed by comparing the income taxes due including such tax benefits and the income taxes due without such benefits. Our estimated liability under the TRA as of September 30, 2019 was $76.3 million, of which $2.6 million was included in Accrued liabilities.

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

The following table summarizes stock‑based compensation expense that is included in general and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Related to SciPlay equity awards	$1.3	$—	$5.0	$—
Related to the Parent’s equity awards	0.2	0.8	3.1	2.1
Total	$1.5	$0.8	$8.1	$2.1

As of September 30, 2019 we had $18.0 million in unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average expected vesting period of 1.6 years, of which $14.2 million relates to PRSUs.

(7) Earnings per Share
The table below sets forth a calculation of basic earnings per share ("EPS") based on net income attributable to SciPlay for the three and nine months ended September 30, 2019, divided by the basic weighted average number of Class A common stock for the three and nine months ended September 30, 2019. Diluted EPS of Class A common stock is computed by dividing net income attributable to SciPlay by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to all potentially dilutive securities, using the treasury stock method.

For purposes of calculating EPS for periods prior to the IPO, including the nine months ended September 30, 2019 for which a portion of the periods preceded the IPO, we retrospectively presented EPS as if the IPO had occurred at the beginning of the earliest period presented.

We excluded Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have economic interest in us and separate presentation of EPS of Class B common stock under the two-class method has not been presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income	$25.0	$9.2	$64.9	$20.3
Less: net income attributable to the noncontrolling interest	23.0	—	36.9	—
Net income attributable to SciPlay	$2.0	$9.2	$28.0	$20.3
Denominator:
Weighted average shares of Class A common stock for basic EPS	22.7	22.7	22.7	22.7
Effect of dilutive securities:
Stock-based compensation grants	—	—	—	—
Weighted average shares of Class A common stock for diluted EPS	22.7	22.7	22.7	22.7

Net income attributable to SciPlay per share of Class A common stock - basic	$0.09	$0.41	$1.23	$0.89
Net income attributable to SciPlay per share of Class A common stock - diluted	$0.09	$0.41	$1.23	$0.89

(8) Litigation
From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. In addition, we may receive notifications alleging infringement of patent or other intellectual property rights.
Washington State Matter
On April 17, 2018, a plaintiff filed a putative class action complaint, Fife v. Scientific Games Corp., against our Parent, in the United States District Court for the Western District of Washington. The plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing our online social casino games, including but not limited to Jackpot Party Casino and Gold Fish Casino. The complaint asserts claims for alleged violations of Washington’s Recovery of Money Lost at Gambling Act, Washington’s consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre‑ and post‑judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, our Parent filed a motion to dismiss the plaintiff’s complaint with prejudice, which the trial court denied on December 18, 2018. Our Parent filed its answer to the putative class action complaint on January 18, 2019. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss. Although the case was brought against Scientific Games, pursuant to the Intercompany Services Agreement, we would expect to cover or contribute to any damage awards due to the matter arising as a result of our business.
SciPlay IPO Matter (New York)
On or about October 14, 2019, the Police Retirement System of St. Louis filed a putative class action complaint in New York state court against SciPlay, certain of its executives and directors, and SciPlay’s underwriters with respect to its initial public offering. The plaintiff seeks to represent a class of all persons or entities who acquired Class A common stock of SciPlay pursuant and/or traceable to the Registration Statement filed and issued in connection with SciPlay’s initial public offering on or about May 3, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages of at least $144.7 million, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

SciPlay IPO Matter (Nevada)
On or about November 4, 2019, plaintiff John Good filed a putative class action complaint in Nevada state court against SciPlay, certain of its executives and directors, Scientific Games Corporation, and SciPlay’s underwriters with respect to SciPlay’s initial public offering. The plaintiff seeks to represent a class of all persons who purchased Class A common stock of SciPlay in or traceable to SciPlay’s initial public offering that it completed on or about May 7, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors” included in this Quarterly Report on Form 10-Q.

You can access our filings with the SEC through the SEC website at https://www.sec.gov or through our website, and we strongly encourage you to do so. We routinely post information that may be important to investors on our website at https://www.sciplay.com/investors/, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended.

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

RESULTS OF OPERATIONS

Summary of Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Revenue	$116.4	$105.3	$11.1	11%	$352.9	$302.5	$50.4	17%
Operating expenses	87.8	93.1	(5.3)	(6)%	278.4	275.5	2.9	1%
Operating income	28.6	12.2	16.4	134%	74.5	27.0	47.5	176%
Net income	25.0	9.2	15.8	172%	64.9	20.3	44.6	220%
Net income attributable to SciPlay	2.0	9.2	(7.2)	(78)%	28.0	20.3	7.7	38%
AEBITDA	$32.0	$23.7	$8.3	35%	$90.2	$69.5	$20.7	30%
Net income margin	21.5%	8.7%	12.8 pp	nm	18.4%	6.7%	11.7 pp	nm
AEBITDA margin	27.5%	22.5%	5.0 pp	nm	25.6%	23.0%	2.6 pp	nm
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

The following table reconciles Net income attributable to SciPlay to AEBITDA and AEBITDA margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions, except percentages)	2019	2018	2019	2018
Net income attributable to SciPlay(1)	$2.0	$9.2	$28.0	$20.3
Net income attributable to noncontrolling interest	23.0	—	36.9	—
Net income	25.0	9.2	64.9	20.3
Contingent acquisition consideration	—	8.4	1.7	26.4
Restructuring and other	0.2	0.6	0.7	0.7
Depreciation and amortization	1.7	1.7	5.2	13.3
Income tax expense	3.2	2.8	7.2	5.9
Stock-based compensation	1.5	0.8	8.1	2.1
Other expense, net	0.4	0.2	2.4	0.8
AEBITDA	$32.0	$23.7	$90.2	$69.5
Revenue	$116.4	$105.3	$352.9	$302.5
Net income margin (Net income/Revenue)	21.5%	8.7%	18.4%	6.7%
AEBITDA margin (AEBITDA/Revenue)	27.5%	22.5%	25.6%	23.0%
Royalties for Scientific Games Corporation IP(1)	$—	$6.7	$10.2	$19.3
(1) Under the terms of the IP License Agreement, as more fully described in Note 5 and our Prospectus, we acquired an exclusive (subject to certain limited exceptions), perpetual, non-royalty-bearing license for intellectual property created or acquired by Bally Gaming or its affiliates, which resulted in no future royalties or fees for our use of intellectual property owned by Bally Gaming or its affiliates in our currently available games.

Revenue, Key Performance Indicators and Other Metrics

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Mobile	$97.7	$82.8	$14.9	18%	$292.8	$232.1	$60.7	26%
Web	18.7	22.5	(3.8)	(17)%	60.1	70.3	(10.2)	(15)%
Other	—	—	—	—%	—	0.1	(0.1)	(100)%
Total revenue	$116.4	$105.3	$11.1	11%	$352.9	$302.5	$50.4	17%

Revenue information by geography is summarized as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
U.S.	$108.8	$96.2	$12.6	13%	$328.3	$275.6	$52.7	19%
International	7.6	9.1	(1.5)	(16)%	24.6	26.9	(2.3)	(9)%
Total revenue	$116.4	$105.3	$11.1	11%	$352.9	$302.5	$50.4	17%

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

For a description of the definitions of our key performance indicators and other metrics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

(in millions, except ARPDAU, Average monthly revenue per payer, and percentages)	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Mobile Penetration	84%	79%	5 pp	nm	83%	77%	6 pp	nm
Average MAU	7.8	8.4	(0.6)	(7.1)%	8.1	8.2	(0.1)	(1.2)%
Average DAU	2.7	2.7	—	—%	2.7	2.6	0.1	3.8%
ARPDAU	$0.47	$0.43	$0.04	9.3%	$0.48	$0.42	$0.06	14.3%
Average MPUs	0.5	0.5	—	—%	0.5	0.4	0.1	25.0%
Average monthly revenue per payer	$84.90	$76.26	$8.64	11.3%	$80.94	$76.15	$4.79	6.3%
Payer conversion rate	5.8%	5.5%	0.3 pp	nm	6.0%	5.4%	0.6 pp	nm
pp = percentage points. nm = not meaningful.

Mobile platform revenue increased for both comparable periods primarily due to the ongoing popularity of Jackpot Party Casino, MONOPOLY Slots, Bingo Showdown, and 88 Fortunes. Web platform revenue decreased for both comparable periods due to a decline in player levels as a result of player preferences causing a continued migration to mobile platforms.

The increase in mobile penetration percentage primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.

Average MAU decreased and average DAU stayed flat for the three months ended September 30, 2019. Both average MAU and average DAU stayed relatively flat for the nine months ended September 30, 2019. Consequently, ARPDAU and average monthly revenue per payer increased for both comparable periods due to decreased average MAU and flat average DAU base.

The increase in payer conversion rates for both comparable periods were due to the growing popularity of our games and increased interaction with the games by our players as a result of the introduction of new content and features into our games.

Operating Expenses

	Three Months Ended
	September 30,		Variance		Percentage of Revenue
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018 Change
Operating expenses:
Cost of revenue(1)	$36.9	$40.6	$(3.7)	(9)%	31.7%	38.6%	(6.9) pp
Sales and marketing(1)	32.9	27.5	5.4	20%	28.3%	26.1%	2.2 pp
General and administrative(1)	9.8	7.9	1.9	24%	8.4%	7.5%	0.9 pp
Research and development(1)	6.3	6.4	(0.1)	(2)%	5.4%	6.1%	(0.7) pp
Depreciation and amortization	1.7	1.7	—	—%		nm
Contingent acquisition consideration	—	8.4	(8.4)	(100)%		nm
Restructuring and other	0.2	0.6	(0.4)	(67)%		nm
Total operating expenses	$87.8	$93.1	$(5.3)	(6)%
(1) Excludes depreciation and amortization. nm = not meaningful. pp = percentage points.

	Nine Months Ended
	September 30,		Variance		Percentage of Revenue
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018 Change
Operating expenses:
Cost of revenue(1)	$123.1	$116.6	$6.5	6%	34.9%	38.5%	(3.6) pp
Sales and marketing(1)	98.4	74.3	24.1	32%	27.9%	24.6%	3.3 pp
General and administrative(1)	31.2	25.1	6.1	24%	8.8%	8.3%	0.5 pp
Research and development(1)	18.1	19.1	(1.0)	(5)%	5.1%	6.3%	(1.2) pp
Depreciation and amortization	5.2	13.3	(8.1)	(61)%		nm
Contingent acquisition consideration	1.7	26.4	(24.7)	(94)%		nm
Restructuring and other	0.7	0.7	—	—%		nm
Total operating expenses	$278.4	$275.5	$2.9	1%
(1) Excludes depreciation and amortization. nm = not meaningful. pp = percentage points.

Cost of Revenue

For the three months ended September 30, 2019, cost of revenue decreased primarily as a result of a decrease of $6.7 million in IP royalties due to the revised IP License Agreement. This decrease was partially offset by an increase of $3.4 million in platform fees, which was correlated with revenue growth.

During the nine months ended September 30, 2019 cost of revenue increased primarily as a result of a $15.3 million increase in platform fees driven by revenue growth, which was partially offset by a $9.1 million decrease in IP royalties as a result of the revised IP License Agreement (See Note 5).

Sales and Marketing

Sales and marketing expenses increased for both periods, primarily due to an increase in player acquisition costs, largely associated with MONOPOLY Slots, Bingo Showdown and Jackpot Party Social. Sales and marketing expenses as a percentage of revenue increased by 2.2 percentage points and 3.3 percentage points for the three and nine months ended September 30, 2019 as a result of a management decision to increase spend as recent trends showed a better than expected return on some marketing channels. This investment is expected to drive higher revenue, net income and AEBITDA in future quarters.

General and Administrative

General and administrative expenses increased for both periods primarily due to higher stock-based compensation reflecting SciPlay RSUs granted under the LTIP. For the three and nine months ended September 30, 2019, stock-based compensation expense increased by $0.7 million and $6.0 million respectively.

General and administrative expenses as a percentage of revenue did not fluctuate materially for all periods presented.

Depreciation and Amortization

Depreciation and amortization decreased for the nine months ended September 30, 2019 due to certain intangible assets becoming fully amortized during the second quarter of 2018.

Contingent Acquisition Consideration

Contingent acquisition consideration decreased for both comparable periods as a result of lower remeasurement charges, which relates to the Bingo Showdown app’s post-acquisition performance measurement period closing. Contingent acquisition consideration is expected to be fully paid by February 2020.

Net Income

Net income increased for both comparable periods primarily due to continued growth in revenue (as described above) coupled with a decrease in IP royalty expense as a result of the revised IP Licensing Agreement, lower depreciation and amortization for the nine months ended September 30, 2019 and lower contingent acquisition consideration for both comparable periods.

Net income margin improved by 12.8 and 11.7 percentage points for the three and nine months ended September 30, 2019, respectively, as a result of the above stated drivers.

AEBITDA

AEBITDA increased for both periods primarily due to continued growth in revenue and a decrease in IP royalty expense as a result of the revised IP Licensing Agreement, which was partially offset by higher sales and marketing expenses (as described above).

Other Factors Affecting Net Income Attributable to SciPlay

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Factors Affecting Net Income Attributable to SciPlay
($ in millions)	2019	2018	2019	2018	2019 vs. 2018
Income tax expense	$3.2	$2.8	$7.2	$5.9
Our effective income tax rates were 11.3% and 10.0%, respectively, for the three and nine months ended September 30, 2019 and 23.3% and 22.5%, respectively, for the three and nine months ended September 30, 2018. The change in effective tax rates is primarily driven by the noncontrolling interest portion of pretax income, for which we do not record an income tax provision.

Net income attributable to noncontrolling interest	23.0	—	36.9	—	The three and nine months ended September 30, 2019 reflect SciPlay’s noncontrolling interest.

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

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Introduction
            On May 7, 2019, we completed the Offering of 22,720,000 shares of Class A common stock at a public offering price of $16.00 per share, after giving effect to the underwriters’ exercise of their over-allotment option on June 4, 2019. We received $341.7 million in proceeds, net of underwriting discount, but before offering expenses of $9.3 million. Refer to Note 1 for a more detailed description of the IPO.

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

              The Revolver contains covenants that, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer or dispose of property and assets; invest; make dividends or distributions or other restricted payments; and engage in affiliate transactions, with the exception of certain payments under the TRA and payments in respect of certain tax distributions under the Operating Agreement. In addition, the Revolver requires us to maintain a maximum total net leverage ratio not to exceed 2.50:1.00 and to maintain a minimum fixed charge coverage ratio of no less than 4.00:1.00. Such covenants are tested quarterly at the end of each fiscal quarter. We were in compliance with the financial covenants under the Revolver as of September 30, 2019.

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

Changes in Cash Flows
The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
($ in millions)	2019	2018
Net cash provided by operating activities	$60.3	$44.1
Net cash used in investing activities	(6.5)	(2.2)
Net cash provided by (used in) financing activities	17.1	(53.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(0.1)
Increase (decrease) in cash, cash equivalents and restricted cash	$71.3	$(12.1)
Net cash provided by operating activities increased primarily due to higher earnings, which was partially offset by payment of contingent acquisition consideration and an increase in accounts receivable related to the timing of payments from our platform providers.
Net cash used in investing activities increased primarily due to higher leasehold improvement expenditures related to our Austin facility.

Net cash provided by financing activities increased primarily due to net proceeds from the Offering during the second quarter of 2019. The increase was partially offset by distributions to Scientific Games (including payments under the previous IP licensing arrangement) and payments of offering and financing costs.
Off Balance Sheet Obligations

As of September 30, 2019, we did not have any significant off-balance sheet arrangements.

Contractual Obligations
As described in Note 1, we agreed with the Spicerack selling shareholders to pay them $31.0 million in total contingent acquisition consideration of which $24.0 million was paid during the nine months ended September 30, 2019 with the remaining balance to be fully paid by February 2020.
As described in Note 5, we entered into the TRA with SG Members. Our estimated liability under the TRA as of September 30, 2019 was $76.3 million, however actual timing and amount of any payments under the TRA will vary.
Other than noted above, there have been no material changes to our contractual obligations disclosed in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2019, we had no material exposure to market risks.

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
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the future we may make claims of infringement against third parties, or make claims that third-party intellectual property rights are invalid or unenforceable. These claims could:

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

As disclosed in a Form 4 filed with the SEC on October 1, 2019, MacAndrews & Forbes beneficially owned 36,705,736 shares of Scientific Games Corporation’s then outstanding common stock, or approximately 39.4% of its outstanding common stock as of November 5, 2019. Pursuant to a stockholders’ agreement with Scientific Games Corporation, MacAndrews & Forbes is entitled to appoint up to four members of the board of directors of Scientific Games Corporation and certain actions of Scientific Games Corporation require the approval of MacAndrews & Forbes. As a result, MacAndrews & Forbes has the ability to exert significant influence over Scientific Game Corporation’s business, and in turn our business, and may make decisions with which other stockholders of Scientific Games Corporation may disagree, including, among other things, delaying, discouraging or preventing a change of control of Scientific Games Corporation or a potential merger, consolidation, tender offer, takeover or other business combination involving Scientific Games Corporation or us.

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

Item 2. Unregistered Sales of Equity Securities

There was no stock repurchase activity during the three and nine months ended September 30, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of SciPlay Corporation (incorporated by reference to Exhibit 3.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
3.2	Amended and Restated Bylaws of SciPlay Corporation (incorporated by reference to Exhibit 3.2 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
10.1	Scientific Games Corporation 2003 Incentive Compensation Plan, as amended and restated.(†)*
10.2	SciPlay Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to SciPlay Corporation’s Registration Statement on Form S-8 filed on May 3, 2019).(†)
10.3
Employment Agreement, dated as of May 4, 2018, by and between Scientific Games Corporation and Barry Cottle (incorporated by reference to Exhibit 10.10 to SciPlay Corporation’s Amendment No. 1 to Registration Statement on Form S-1 filed on April 12, 2019).(†)

10.4
Amendment to Employment Agreement, dated as of May 7, 2019, by and between Scientific Games Corporation and Barry L. Cottle (incorporated by reference to Exhibit 10.11 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).(†)

10.5
Amended and Restated Employment Agreement, dated as of February 27, 2017, by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.15 to SciPlay Corporation’s Amendment No. 1 to Registration Statement on Form S-1 filed on April 12, 2019).(†)

10.6
Amendment to Employment Agreement, dated as of February 21, 2019 (effective as of February 25, 2019), by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.16 to SciPlay Corporation’s Amendment No. 1 to Registration Statement on Form S-1 filed on April 12, 2019).(†)

99.1	Terms and Conditions of Equity Awards to Key Employees under the SciPlay Corporation Long-Term Incentive Plan. (†)*
99.2	Terms and Conditions of Equity Awards to Non-Employee Directors under the SciPlay Corporation Long-Term Incentive Plan. (†)*
31.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*Filed herewith. ** Furnished herewith. (†) Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIPLAY CORPORATION
(Registrant)

		By:	/s/ Michael D. Cody
		Name:	Michael D. Cody
		Title:	Chief Financial Officer

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Chief Accounting Officer, Secretary
Dated:	November 7, 2019