Form 10-K
period 2019-12-31
SciPlay Corp
filed 2020-02-18
CIK 1760717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
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
(Zip Code)
(702) 897-7150
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.001 par value	SCPL	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2019, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $310,229,880.
As of February 14, 2020 the registrant had 22,720,000 shares of Class A common stock outstanding and 103,547,021 shares of Class B common stock outstanding.
         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2020 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2019.

PART I
FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal,” or similar terminology. The forward-looking statements contained in this Annual Report on Form 10-K are generally located in the material set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

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

•
the impact of legal and regulatory restrictions on our business, including significant opposition in some jurisdictions to interactive social gaming, including social casino gaming, and how such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming or social casino gaming specifically, and how this could result in a prohibition on interactive social gaming or social casino gaming altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations;

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

•	protection of our proprietary information and intellectual property, inability to license third-party intellectual property and the intellectual property rights of others;

•	security and integrity of our games and systems;

•	security breaches, cyber-attacks or other privacy or data security incidents, challenges or disruptions;

•	reliance on or failures in information technology and other systems;

•	our ability to complete acquisitions and integrate businesses successfully;

•	our ability to pursue and execute new business initiatives;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on skilled employees with creative and technical backgrounds;

•	expectations of growth in total consumer spending on social casino gaming;

•	our dependence on certain key providers;

•	natural events that disrupt our operations or those of our providers or suppliers;

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

•	U.S. and international economic and industry conditions;

•	changes in tax laws or tax rulings, or the examination of our tax positions;

•	the discontinuation or replacement of LIBOR, which may adversely affect interest rates;

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
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
This Annual Report on Form 10-K may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Although we believe industry information to be accurate, it is not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning international social gaming industries than the same industries in the U.S. Some data is also based on our good faith estimates, which are derived from our review of internal surveys or data, as well as the independent sources referenced above. Assumptions and estimates of our and our industry's future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. These and other factors could cause future performance to differ materially from our assumptions and estimates.

ITEM 1. BUSINESS

General

SciPlay Corporation was formed as a Nevada corporation on November 30, 2018 as a subsidiary of Scientific Games Corporation (“Scientific Games”, “SGC”, and “the Parent”) for the purpose of completing a public offering and related transactions (collectively referred to herein as the “IPO”) in order to carry on the business of SciPlay Parent LLC and its subsidiaries (collectively referred to as “SciPlay”, the “Company”, “we”, “us”, and “our”). As the managing member of SciPlay Parent LLC, SciPlay operates and controls all of the business affairs of SciPlay Parent LLC and its subsidiaries. For further discussion related to the IPO, see Note 1.

We are a leading developer and publisher of digital games on mobile and web platforms. We operate in the social gaming market, which is characterized by gameplay online, on mobile phones or on tablets that are social and competitive, and self-directed in pace and session length. We generate substantially all of our revenue from the sale of virtual coins, chips or bingo cards (collectively referred to as “virtual currency”), which players can use to play slot games, table games or bingo games. Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps. We currently offer seven core games, including social casino games Jackpot Party Casino®, Gold Fish Casino®, Hot Shot Casino® and Quick Hit Slots®, and casual games MONOPOLY Slots®, Bingo Showdown® and 88 Fortunes Slots®. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend slots-style or bingo game play with adventure game features. All of our games are offered and played across multiple platforms, including Apple, Google, Facebook and Amazon, with some of our games available on Microsoft and other web and mobile platforms. In addition to our internally created game content, our content library includes recognizable, real-world slot and table games content from Scientific Games. This content allows players who like playing land-based slot machines to enjoy some of those same titles in our free-to-play games. We have access to Scientific Games' library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as JAMES BOND, MONOPOLY, CIRQUE DU SOLEIL, FLINTSTONES, CHEERS and THE GODFATHER. We believe our access to this content, coupled with our years of experience developing in-house content, uniquely positions us to create compelling social games.

Mission

              Our mission is to become the #1 casual mobile gaming company in the world.

Strategy

We strive to provide high quality services to our customers. To this end we are focused on the following strategies:

•
Invest in growth from existing games - We continue to invest in and grow our current games by adapting and developing our monetization and marketing engines to improve player engagement, increase paying player conversion and drive per-player monetization. As we continue to develop our games, we believe we will be able to further monetize our existing user base and attract new players.

•
Develop new social casino games -  We intend to continue to capitalize on our ability to build successful social casino games by introducing new titles that appeal to specific player segments and offer differentiated experiences.

•
Continue international growth and expansion -  We intend to further expand our global presence by incorporating our vast library of recognizable and regionalized brands and content in our game design, customization and marketing for regional audiences. As the global mobile gaming market expands, we believe there is an opportunity to continue to improve our reach across the rest of the world by offering more targeted content than we currently offer and a better game play experience than is currently available to international players.

•
Expand into adjacent gaming markets -  We intend to continue to address additional segments within the broader mobile gaming market by expanding into adjacent areas and investing in new game markets. We believe our extensive experience in developing and operating social gaming titles strongly positions us to enter untapped areas within the casual market, such as puzzles, card, match three, poker and board games.

•
Leverage platform to scale through select acquisitions - We expect to continue to pursue select strategic acquisitions to fuel our top line growth and build our portfolio. We believe we can maximize the value of an acquired asset through our scalable platform and our rigorous, data-driven acquisition, engagement and monetization model.

Research and Development

We believe our ability to attract new players and retain existing players depends in part on our ability to evolve and expand our content library by continually developing differentiated games, systems technology and functionality to enhance player entertainment and user profitability.

              Our personnel are primarily located in Cedar Falls, Iowa, Austin, Texas, and Tel Aviv, Israel. We have additional personnel located in Chicago, Illinois, Des Moines, Iowa, Chattanooga, Tennessee, Bangalore, India and Pune, India, with services of the personnel located in India supplied to us through our intercompany services agreement with Scientific Games.

Intellectual Property

We consider our intellectual property rights, including our trademarks, trade dress, copyrights and trade secrets, to be, in the aggregate, material to our business. We seek to protect our investment in research and development by seeking intellectual property protection as appropriate for our technologies and content. We also acquire and license intellectual property from Scientific Games and third parties.

              All of our games feature elements subject to copyright protection. In addition, we generally obtain trademark protection and often seek to register trademarks for the names and designs under which we market and license our games.

We believe the value associated with both our brands and the third-party licensed brands, including those of Scientific Games, under which we market and license our games contribute to the appeal and success of our games, and our future ability to license, acquire or develop new brand names of similar quality is important to our continued success. Therefore, we continue to invest in the recognition of our brands and brands we license. In addition to our own brands and those we license from Scientific Games, certain of our games are based on popular brands licensed from other third parties, such as JAMES BOND, MONOPOLY, CIRQUE DU SOLEIL, FLINTSTONES, CHEERS and THE GODFATHER.

              For a description of the IP License Agreement, see the risk factor captioned “We rely on the ability to use the intellectual property rights of Scientific Games and other third parties, including the third-party intellectual property rights licensed to Scientific Games that we have enjoyed as an indirect subsidiary of Scientific Games, and we may lose the benefit of any intellectual property owned by or licensed to Scientific Games if it ceases to hold certain minimum percentages of the voting power in our company” under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and Note 10.

Competition

              We face significant competition in all aspects of our business. Our primary social casino game competitors include Playtika (acquired by a group of investors led by Shanghai Giant Network Technology Co.), Product Madness/Big Fish Games (subsidiaries of Aristocrat), Zynga Inc., DoubleU Games/Double Down Interactive, GSN/Bash Gaming and Huuuge Games. Our competitors in the broader social game market include Glu Mobile, Activision Blizzard, Electronic Arts, Kabam, Rovio and Tencent Holdings. On the broadest scale, we compete for the leisure time, attention and discretionary spending of our players versus other forms of online entertainment, including social media, reading and other video games on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels.

              We believe we compete favorably on these factors. Our industry and the markets for our games, however, are highly competitive, rapidly evolving, fragmented and subject to changing technology, shifting needs and frequent introductions of new games, development platforms and services. Successful execution of our strategy depends on our continuous ability to attract and retain players, expand the market for our games, maintain a technological edge and offer new capabilities to players. Our relationship with Scientific Games imposes certain regulatory and operational restrictions on us due to its business related to real money gaming. We compete with social gaming companies that do not have a similar connection to regulated real money gaming, and many of those companies possess a base of existing players larger than ours. In some cases, we compete against gaming operators who could expand their product lines to include social casino games and leverage their land-based gaming relationship with Scientific Games to license certain social casino game content that could compete with our content.

              Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, greater financial, technical and other resources, and, in some cases, the ability to rapidly combine online platforms with full-time and temporary employees. Internationally, local competitors may have greater brand recognition than us in their local country and a stronger understanding of local culture and commerce. They also offer their products and services in local languages we may not offer.

Seasonality

Our results of operations can fluctuate due to seasonal trends and other factors. Player activity is generally slower in the second and third quarters of the year, particularly during the summer months. See the risk factor captioned “Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance” under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.

Employees

              As of December 31, 2019, we employed approximately 501 persons worldwide, which number includes our 54 full-time consultants largely based in Pune, India, with 301 employed domestically and 146 employed internationally.

Government Regulation

              We are subject to foreign and domestic laws and regulations that affect companies operating online, including over the internet and mobile networks, many of which are still evolving and could be interpreted in ways that could negatively impact our business, revenue and results.

              We are subject to federal, state and foreign laws related to the privacy and protection of player data. Such regulations, such as the General Data Protections Regulation from the European Union and the California Consumer Privacy Act, which went into effect in California on January 1, 2020, are recent, untested laws and regulations that could affect our business, and the potential impact is unknown.

              There is significant opposition in some jurisdictions to social gaming, including social casino gaming. Anti-gaming groups that specifically target social casino games are located in several states and countries. Such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern social gaming or social casino gaming specifically. These opposition efforts could lead to a prohibition on social gaming or social casino gaming altogether, restrict our ability to advertise our games or substantially increase our costs to comply with regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition. We cannot predict the likelihood, timing, scope or terms of any such legislation or regulation or the extent to which they may affect our business.

              The United States Court of Appeals for the Ninth Circuit has previously held that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits have been filed against other defendants, including Scientific Games. For example, in April 2018, a putative class action lawsuit, Fife v. Scientific Games Corp., was filed in federal district court alleging substantially the same causes of actions against our social casino games. In December 2018, the federal district court assigned to the litigation denied Scientific Games' motion to dismiss the plaintiff's complaint and, in January 2019, Scientific Games filed its answer and affirmative defenses to the putative class action complaint. See the risk factor captioned "Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition" under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and Note 11.

              In September 2018, sixteen international gambling regulators, including from Washington State, signed a declaration expressing concern over the blurring of lines between gambling and video game products, including social casino gaming. The regulators analyzed the characteristics of video games and social gaming and the U.K. Parliament published a report on their findings in September 2019. The report addressed the regulators’ findings as to the potential psychosocial and financial harms of immersive technology, the potential usefulness of pattern-of-play data in understanding healthy gameplay and supporting responsible game design. A key finding for the gaming industry was that loot box mechanics did not meet the

U.K. regulatory requirements for gambling. As to social casino gaming, the report found that any gambling-related harms of such games should be addressed through Internet safety legislation. As this report was published by U.K. authorities, we cannot predict the likelihood, timing, scope or terms of any actions taken as a result of the report.

     As we offer our games worldwide, foreign jurisdictions may claim we are required to comply with local laws, including in jurisdictions where we have no local presence, offices or other equipment. For additional information about other existing or potential regulation that could affect our business, see the risk factor captioned “Legal or regulatory restrictions could adversely impact our business and limit the growth of our operations” under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Executive Officers of the Company

Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Barry L. Cottle	58	Executive Chairman of the Board of Directors
Joshua J. Wilson	44	Chief Executive Officer
Michael D. Cody	49	Chief Financial Officer
Michael F. Winterscheidt	49	Chief Accounting Officer and Secretary

Barry L. Cottle has served as Executive Chairman since April 2019. Mr. Cottle has also served as President and Chief Executive Officer of Scientific Games since June 2018. Mr. Cottle joined Scientific Games as Chief Executive, SG Interactive, in August 2015 to lead the strategy and growth plans of the Interactive group. Before joining Scientific Games, Mr. Cottle served as Vice Chairman of Deluxe Entertainment Services Group Inc. from February 2015 until August 2015 while concurrently serving as Senior Vice President of Technology at MacAndrews & Forbes Incorporated from February 2015 until August 2017, where he helped drive digital innovation. Prior to that, he was the Chief Revenue Officer and Executive Vice President-Games for Zynga Inc. from January 2012 until October 2014, where he led corporate and business development, strategic partnerships, distribution, marketing and advertising and ultimately the Social Casino group. Previously, Mr. Cottle served as the Executive Vice President-Interactive for Electronic Arts Inc. from August 2007 to January 2012. Earlier in his career, Mr. Cottle served as the Founder/Chief Executive Officer of Quickoffice, Inc.; Chief Operating Officer of Palm, Inc.; and Senior Vice President of Disney TeleVentures, a division of The Walt Disney Company dedicated to creating interactive online/TV experiences.

Joshua J. Wilson has served as Chief Executive Officer since April 2019. Mr. Wilson has also served as Chief Operating Officer and Senior Vice President for our business since April 2016 to drive marketing, technology, production and product management for our business, after previously serving as the Vice President of Product and Operations, Vice President of Product and Executive Director Social Gaming Products. From June 2012 to December 2013, Mr. Wilson was Senior Director of Social Products and Director of Social Gaming for WMS, which was acquired by Scientific Games in 2013, overseeing web development, analytics and road mapping while creating a business intelligence system and launching our social casino games Jackpot Party Casino and Gold Fish Casino. Mr. Wilson served with Phantom EFX, LLC from March 2001 to June 2012, when Phantom was acquired by WMS, as the Director of Online Gaming and Engineering Supervisor.

              Michael D. Cody has served as Chief Financial Officer since April 2019. Mr. Cody has also served as Chief Financial Officer for our business since September 2015, providing both operational and financial support to the business and assisting on strategic and tactical matters. Prior to joining Scientific Games in 2015, Mr. Cody served at Churchill Downs Interactive as Vice President, Finance from October 2006 through July 2014 and then as Vice President Operations from July 2014 through September 2015. Mr. Cody previously served as Vice President, Finance for Arlington Park for six years.

              Michael F. Winterscheidt has served as Chief Accounting Officer and Secretary since April 2019. Mr. Winterscheidt has also served as Senior Vice President and Chief Accounting Officer of Scientific Games since February 2019. From February 2017 to February 2019, he served as Chief Accounting Officer of Scientific Games, and from July 2016 to February 2017, as its Vice President and Corporate Controller. Prior to joining Scientific Games, Mr. Winterscheidt served at Caesars Entertainment Corporation from October 2014 through July 2016, ending his tenure as Vice President and Corporate Controller. Prior to that, he had leadership roles leading the corporate accounting and financial reporting organizations of

Delta Airlines, Inc. and Microsoft Corporation. He was previously a manager in the audit practice of the global accounting firm of Arthur Andersen LLP.

Access to Public Filings

We file annual reports, quarterly reports, current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Exchange Act. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

We make the following information, among others, available free of charge through the Investors link on our website at https://www.sciplay.com/investors/sec-filings/ and we use our website as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC's Regulation Fair Disclosure (Reg. FD):

•
our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed electronically with or furnished to the SEC;

•
Section 16 ownership reports filed by our executive officers, directors and 10% stockholders on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after they are filed electronically with the SEC; and

•
our Code of Business Conduct, which applies to all of our officers, directors and employees (which is also our required code of ethics applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer in keeping with the Sarbanes-Oxley Act of 2002).

The above details about our website and its content are only for information. The contents of our website are not, nor shall they be deemed to be, incorporated by reference in this Annual Report on Form 10-K.

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

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our Class A common stock. The risk factors generally have been separated into four groups: risks related to our business and industry, risks related to our relationship with Scientific Games, risks related to our organizational structure and the TRA, and risks related to ownership of our Class A Common Stock.

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

In addition, our ability to increase the number of players of our games will depend on continued player adoption of social casino gaming and other forms of casual gaming. Growth in the social gaming industry and the level of demand for and market acceptance of our games are subject to a high degree of uncertainty. We cannot assure that player adoption of social gaming and our games will continue or exceed current growth rates, or that the industry will achieve more widespread acceptance.

Additionally, as technological or regulatory standards change and we modify our technology platform to comply with those standards, we may need players to take certain actions to continue playing, such as downloading a new game client, performing age gating checks or accepting new privacy policies or terms and conditions. Players may stop using our games and related services at any time, including if the quality of the player experience on our platform, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the player experience generally offered by competitive games and services. In addition, expenditures by players tend to fluctuate seasonally, particularly during the summer months, and may reflect overall economic conditions.

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

Our social gaming offerings operate through Apple, Google, Facebook and Amazon, which also serve as significant online distribution platforms for our games, with some of our games available on Microsoft and other web and mobile platforms. Substantially all of our revenue was generated by players using those platforms. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any emerging platform providers that are widely adopted by our target player base. We are subject to the standard terms and conditions that these platform providers have for application developers, which govern the promotion, distribution and operation of games and other applications on their platforms, and which the platform providers can change unilaterally on short or without notice. Our business would be harmed if:

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

Historically, we have depended on a small number of games for a majority of our revenue, and we expect that this dependency will continue for the foreseeable future. In particular, Jackpot Party Casino has accounted for a substantial portion of our revenue since its launch in 2012, including 49% of our revenue in 2017, 44% of our revenue in 2018, and 48% of our revenue in 2019, and we expect it to continue to do so over the next several years. Our growth depends on our ability to consistently launch new games that achieve significant popularity. Each of our games generally requires significant research and development, engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased. In the future, we may be forced to reduce our research and development and marketing expenses in order to support other business priorities, which would harm our ability to attract new players and expand our player base and game community. Our ability to successfully and timely launch, sustain and expand games and attract and retain paying players largely depends on our ability to:

•	anticipate and effectively respond to changing game player interests and preferences;

•	anticipate or respond to changes in the competitive landscape;

•	develop, sustain and expand games that are fun, interesting and compelling to play and on which players want to spend money;

•	retain rights to the intellectual property rights of third parties, including Scientific Games;

•	build and maintain our brand and reputation;

•	effectively market new games and enhancements to our existing players and new players;

•	minimize launch delays and cost overruns on new games and game expansions;

•	minimize downtime and other technical difficulties; and

•	acquire high-quality assets, personnel and companies.

It is difficult to consistently anticipate player demand on a large scale, particularly as we develop new games in new markets, including the international markets and new mobile platforms. If we do not successfully launch games that attract and retain a significant number of paying players and extend the life of our existing games, our market share, reputation and financial results could be harmed. In addition, if the popularity of Jackpot Party Casino or any of our other top games decreases significantly, that would have a material adverse effect on our results of operations, cash flows and financial condition.

Moreover, it is difficult to predict the problems we may encounter in innovating and introducing new games, and we may need to devote significant resources to the creation, support and maintenance of our games and services. Under the IP License Agreement, our right to use any intellectual property created or acquired by SG Gaming, Inc. (formerly known as Bally Gaming, Inc.) (“SG Gaming”) or its affiliates, or licensed by third parties to SG Gaming, after the third anniversary of the date of the IP License Agreement, will be limited to use in our currently available games. This limit will also extend to derivative works of, or improvements to, intellectual property licensed to us under the IP License Agreement that are developed after the third anniversary of the date of the IP License Agreement (including by us), as such derivative works and improvements will be assigned to SG Gaming and licensed back to us pursuant to the terms of the IP License Agreement. We cannot assure that we will be able to obtain a license for the use of any such intellectual property in our new games on commercially reasonable terms, if at all.

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

A small percentage of our players account for nearly all of our revenue. For example, in 2018, 5.5% of our players made purchases in our games, and in 2019, 6.0% of our players made purchases in our games. However, we lose paying players in the ordinary course of business, and they may stop making purchases in our games or playing our games altogether at any time. In order to sustain or increase our revenue levels, we must attract new paying players or increase the amount our players pay. To retain paying players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. Our new games may also attract players away from our existing games. If we fail to grow or sustain the number of our paying players, or if the rate at which we add paying players declines or if the average amount our paying players pay declines, our results of operations, cash flows and financial condition could be adversely impacted.

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

Social gaming, which includes social casino gaming and from which we derive substantially all of our revenue, is a rapidly evolving industry with low barriers to entry. Businesses can easily launch online or mobile platforms and applications at nominal cost by using commercially available software or partnering with various established companies in these markets. The market for our games is also characterized by rapid technological developments, frequent launches of new games, changes in player needs and behavior, disruption by innovative entrants and evolving business models and industry standards. As a result, our industry is constantly changing games and business models in order to adopt and optimize new technologies, increase cost efficiency and adapt to player preferences.

Successful execution of our strategy depends on our continuous ability to attract and retain players, adapt to the emergence of new mobile hardware or operating systems, expand the market for our games, maintain a technological edge and offer new capabilities to players. We also compete with social gaming companies, including those that offer social casino games such as Playtika, Zynga, DoubleU and others, that have no connection to regulated real money gaming, and many of those companies have a base of existing players that is larger than ours. In some cases, we compete against real money gaming operators who have expanded their games to include social casino games and have in the past leveraged their land-based gaming relationship with Scientific Games to license social casino game content from Scientific Games, although such rights are limited in scope by the IP License Agreement. In those cases, customers of such real money gaming operators may choose to play our content as it is offered by the operator and not as it is offered by our social casino games, detrimentally impacting our results.

Some of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, local language capabilities, greater financial, technical, and other resources and, in some cases, the ability to rapidly combine online platforms with traditional staffing and contingent worker solutions. These companies may use these advantages to develop different platforms and services to compete with our games, spend more on advertising and brand marketing, invest more in research and development or respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions or player preferences or requirements. As a result, our players may decide to stop playing our games or switch to our competitors’ games.

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

We offer players regular free play and frequent discounts for purchases of virtual currency to extend play in connection with our business. We cannot assure that competitive pressure will not cause us to increase the incentives that we offer to our players, which could adversely impact our results of operations, cash flows and financial condition.

Legal or regulatory restrictions could adversely impact our business and limit the growth of our operations.

There is significant opposition in some jurisdictions to interactive social gaming, including social casino gaming. Some states or countries have anti-gaming groups that specifically target social casino games. Such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming or social casino gaming specifically. These could result in a prohibition on interactive social gaming or social casino gaming altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition. We cannot predict the likelihood, timing, scope or terms of any such legislation or regulation or the extent to which they may affect our business.

In a recent case, the United States Court of Appeals for the Ninth Circuit decided that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits have been filed against other defendants, including Scientific Games. For example, in April 2018, a putative class action lawsuit was filed in federal district court alleging substantially the same causes of action against our social casino games. In December 2018, the federal district court assigned to the litigation denied Scientific Games’ motion to dismiss the plaintiff’s complaint and, in January 2019, Scientific Games filed its answer and affirmative defenses to the putative class action complaint. See “Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” and Note 11.

In September 2018, sixteen international gambling regulators, including from Washington State, signed a declaration expressing concern over the blurring of lines between gambling and video game products, including social casino gaming. The regulators analyzed the characteristics of video games and social gaming and the U.K. Parliament published a report on their findings in September 2019. The report addressed the regulators’ findings as to the potential psychosocial and financial harms of immersive technology, the potential usefulness of pattern-of-play data in understanding healthy gameplay and supporting responsible game design. A key finding for the gaming industry was that loot box mechanics did not meet the U.K. regulatory requirements for gambling. As to social casino gaming, the report found that any gambling-related harms of such games should be addressed through Internet safety legislation. As this report was published by U.K. authorities and as our games do not include loot box mechanics, we cannot predict the likelihood, timing, scope or terms of any actions taken as a result of the report.

In May 2019, the World Health Organization adopted a new edition of its International Classification of Diseases, which lists gaming addiction as a disorder. The American Psychiatric Association (“APA”) and U.S. regulators have yet to decide whether gaming addiction should be considered a behavioral disorder, but the APA has noted that research and the debate on its classification are ongoing. Certain countries, including China and South Korea, have enacted regulations, such as imposing both gaming curfews and spending limits for minors, and established treatment programs aimed at addressing gaming addiction. We cannot predict the likelihood, timing, scope or terms of any similar regulations in the markets in which we operate, or the extent to which implementation of such regulations may adversely affect our reputation and business.

Consumer protection and health concerns regarding games such as ours have been raised in the past and may again be raised in the future. Such concerns could lead to increased scrutiny over the manner in which our games are designed, developed, distributed and presented. We cannot predict the likelihood, timing or scope of any concern reaching a level that will impact our business, or whether we would suffer any adverse impacts to our results of operations, cash flows and financial condition.

We may share part of the regulatory burdens of our parent, Scientific Games.

The majority of our voting power is held by wholly owned subsidiaries of Scientific Games, and we entered into the Intercompany Services Agreement, the IP License Agreement, the Registration Rights Agreement and the TRA with one or more of Scientific Games and its affiliates. Scientific Games and its affiliates hold many privileged licenses in jurisdictions around the world, allowing them to operate as gambling equipment and service suppliers. Regulators that issue such licenses have broad investigative powers and could ask for information from our majority stockholder, the entities from which we license intellectual property and their affiliates. Scientific Games and its affiliates, including SciPlay Parent LLC and its subsidiaries, will be obligated to cooperate with the investigations of such regulators. Such licenses may limit the operations and activities of subsidiaries and affiliates of Scientific Games, including SciPlay Parent LLC and its subsidiaries.

Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties.

We collect, process, store, use and share data, some of which contains personal information. Our business is therefore subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission, sharing and protection of personal information and other consumer data. Such laws and regulations may be inconsistent among states, countries or between states and countries or conflict with other rules. In particular, the European Union, or EU, has adopted strict data privacy and security regulations. Following recent developments, such as the European Court of Justice’s 2015 ruling that the transfer of personal data from the EU to the U.S. under the EU/U.S. Safe Harbor was an invalid mechanism of personal data transfer, the adoption of the EU-U.S. Privacy Shield as a replacement for the Safe Harbor, and the effectiveness of the EU’s General Data Protection Regulation (“GDPR”) as of May 2018, data privacy and security compliance in the EU are increasingly complex and challenging. The GDPR created new compliance obligations applicable to our business and some of our players and imposed increased financial penalties for noncompliance (including possible fines of up to four percent of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious violations). Compliance with the GDPR and similar regulations increases our operational costs and can impact operational efficiencies. The scope of data privacy and security regulations worldwide continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions. For example, in June 2018, California enacted the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020. This law, among other things, requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities to opt out of certain disclosures of personal information. It remains unclear how courts will interpret the CCPA. The U.S. Congress may also pass a law to preempt all or part of the CCPA. The effects of the CCPA may be significant and it required us to update our policies to include CCPA specific clauses and procedures. A number of other proposals related to data privacy or security are pending before federal, state, and foreign legislative and regulatory bodies. For example, the European Union is contemplating the adoption of the Regulation on Privacy and Electronic Communications, although it is now not expected to take effect before the end of 2020, that would govern data privacy and the protection of personal data in electronic communications, in particular for direct marketing purposes. Efforts to comply with these and other data privacy and security restrictions that may be enacted has required us to modify our data processing practices and policies and could cause us to further modify our practices and policies in the future and may increase the cost of our operations. Failure to comply with such restrictions could subject us to criminal and civil sanctions and other penalties. In part due to the uncertainty of the legal climate, complying with regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to attract or retain players, and otherwise adversely affect our business, financial condition and operating results.

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

We rely on the ability to use the intellectual property rights of Scientific Games and other third parties, including the third-party intellectual property rights licensed to Scientific Games that we have enjoyed as an indirect subsidiary of Scientific Games, and we may lose the benefit of any intellectual property owned by or licensed to Scientific Games if it ceases to hold certain minimum percentages of the voting power in our company.

Substantially all of our games rely on products, technologies and other intellectual property that are licensed from Scientific Games and other third parties. Since September 2016, we have been party to an intercompany license agreement with Scientific Games pursuant to which we receive the right to use certain patents, brands, trademarks and other intellectual property owned by or licensed to Scientific Games. In addition, as an indirect subsidiary of Scientific Games, we benefit from intellectual property licensed to Scientific Games for the benefit of it and its subsidiaries. Under the IP License Agreement and as a subsidiary of Scientific Games, we expect, but cannot guarantee, that we will be able to continue to receive those rights on favorable or reasonable terms, and licensors may have approval rights over any future sublicenses by Scientific Games. The IP License Agreement has a change of control provision that requires SG Gaming’s consent, not to be unreasonably withheld, in the event of changes of control of our company that are not initiated by Scientific Games. SG Gaming could reasonably withhold its consent, and therefore have the right to terminate the IP License Agreement, if, for example, a competitor of Scientific Games were to acquire more than 50% of the voting power in our company. If SG Gaming were to exercise this termination right, we would lose the benefit of any intellectual property licensed to us under the IP License Agreement, which is essential to our business, including any intellectual property that we develop, to the extent it is an improvement, enhancement, modification, or derivative work of any intellectual property licensed to us under the IP License Agreement.

Any transaction that results in Scientific Games ceasing to hold at least 50% of the voting power in our company will be considered a change of control transaction requiring SG Gaming’s consent, except for: (i) transactions initiated by Scientific Games, or (ii) decreases in voting power resulting from (a) Scientific Games selling any ownership interests in our company, either privately or through additional public offerings, or (b) any future issuance of additional shares of our capital stock. In addition, our rights to any third-party intellectual property licensed to SG Gaming or its affiliates and sublicensed to us under the IP License Agreement are subject to any change of control provisions in the applicable third-party license.

Further, even absent termination of the IP License Agreement, if Scientific Games ceases to hold at least 50% of the voting power in our company, or such other percentage as may be required by a specific third-party license between the applicable third party and Scientific Games, we may also lose the benefit of any intellectual property licensed to Scientific Games for the benefit of it or its subsidiaries. We have little control over future amendments or renewals of third-party licenses to which we are not a party, and such amendments and renewals may affect the ability of Scientific Games to sublicense such third-party intellectual property rights to us, or our ability to benefit directly from such intellectual property without a sublicense as a subsidiary of Scientific Games.

The future success of our business will depend, in part, on our ability to obtain, retain or expand licenses for technologies and services in a competitive market. We cannot assure that these third-party licenses, including the IP License Agreement, or support for such licensed technologies and services, will continue to be available to us on commercially reasonable terms, if at all. In the event that we lose the benefit of, or cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the technologies and services that include or incorporate the licensed intellectual property. In addition, while we are controlled by Scientific Games, we may not have the leverage to negotiate amendments to the IP License Agreement, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.

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

We believe that our success depends, in part, on protecting our owned and licensed intellectual property in the U.S. and in foreign countries. Our intellectual property includes certain trademarks and copyrights relating to our games, and proprietary or confidential information that is not subject to formal intellectual property protection. Intellectual property that is significant to our business is owned by Scientific Games and other third parties. Our success may depend, in part, on our and our licensors’ ability to protect the trademarks, trade dress, names, logos or symbols under which we market our games and to obtain and maintain patent, copyright and other intellectual property protection for the technologies, designs, software and innovations used in our games and our business. We cannot assure that we will be able to build and maintain consumer value in our trademarks, copyrights or other intellectual property protection in our technologies, designs, software and innovations or that any patent, trademark, copyright or other intellectual property right will provide us with competitive advantages.

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

We believe that our success depends, in large part, on providing secure games to our players. Our business sometimes involves the storage, processing and transmission of players’ proprietary, confidential and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Our games and systems are designed with security features to prevent fraudulent activity. However, we cannot guarantee that these security features will effectively stop all fraudulent activity. Despite our security measures, our games are vulnerable to attacks by hackers, players, vendors or employees or breached due to malfeasance or other disruptions. Any security breach or incident that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our or our players’ data, the loss, corruption or alteration of this data, interruptions in our operations, or damage to our computers or systems or those of our players or third-party platforms. Any of these could expose us to claims, litigation, fines and potential liability.

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

Our ability to prevent anomalies and monitor and ensure the quality and integrity of our games and software is periodically reviewed and enhanced, but may not be sufficient to prevent future attacks, breaches or disruptions. Similarly, we regularly assess the adequacy of our security systems, including the security of our games and software to protect against any material loss to any of our players and the integrity of our games to players. However, we cannot assure that our business will not be affected by a security breach.

If we sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm, regulatory fines or punishment and other negative consequences.

Our information technology systems and infrastructure are subject to cyber-attacks, viruses, malicious software, break-ins, theft, computer hacking, employee error or malfeasance or other security breaches. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Threats to our information technology systems and infrastructure include:

•experienced computer programmers and hackers who are able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns or who are able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities;

•security incidents, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors or other similar events that could negatively affect our systems and the data stored on those systems, and the data of our business partners;

•third parties, such as hosted solution providers, that provide services to us are also a source of security risk in the event of a failure of their own security systems and infrastructure.

The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or players. As threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. Although we have insurance coverage for protecting against damages resulting from cyber-attacks, it may not be sufficient to cover all possible claims, and we may suffer losses that could have a material adverse effect on our business. We could also be negatively impacted by existing and proposed U.S. and non-U.S. laws and regulations, and government policies and practices related to cybersecurity, data privacy, data localization and data protection.

In addition, the platforms on which we distribute games may encourage, or require, compliance with certain security standards, such as the voluntary cybersecurity framework released by the National Institute of Standards and Technology (NIST), which consists of controls designed to identify and manage cyber-security risks, and we could be negatively impacted to the extent we are unable to comply with such standards.

We rely on information technology and other systems, and any failures in our systems or errors, defects or disruptions in our games could diminish our brand and reputation, subject us to liability and could disrupt our business and adversely impact our results.

We rely on information technology systems that are important to the operation of our business, some of which are managed by third parties. These third parties are typically under no obligation to renew agreements and there is no guarantee that we will be able to renew these agreements on commercially reasonable terms, or at all. These systems are used to process, transmit and store electronic information, to manage and support our business operations and to maintain internal control over our financial reporting. In addition, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, and regulations. We could encounter difficulties in developing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems are susceptible to damage, outages, disruptions or shutdowns due to fire, floods, power loss, break-ins, cyber-attacks, network penetration, denial of service attacks and similar events. Failures in our systems or unauthorized access to or tampering with our systems and databases could have a material adverse effect on our business, reputation, results of operations, cash flows and financial condition. Any failures in our computer systems or telecommunications services could affect our ability to operate our games or otherwise conduct business.

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

Substantially all of our games rely on data transferred over the internet. Access to the internet in a timely fashion is necessary to provide a satisfactory player experience to the players of our games. Third parties, such as telecommunications companies, could prevent access to the internet or limit the speed of our data transmissions, with or without reason, causing an adverse impact on our player experience that may materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition. In addition, telecommunications companies may implement certain measures, such as increased cost or restrictions based on the type or amount of data transmitted, that would impact consumers’ ability to access our games, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition. Furthermore, internet penetration may be adversely affected by difficult global economic conditions or the cancellation of government programs to expand broadband access.

Our games and other software applications and systems, and the third-party platforms upon which they are made available could contain undetected errors.

Our games and other software applications and systems, as well as the third-party platforms upon which they are made available, could contain undetected errors that could adversely affect the performance of our games. For example, these errors could prevent the player from making in-app purchases of virtual currency, which could harm our operating results. They could also harm the overall game-playing experience for our players, which could cause players to reduce their playing time or in-game purchases, discontinue playing our games altogether, or not recommend our games to other players. Such errors could also result in our games being non-compliant with applicable laws or create legal liability for us.

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

Acquisition transactions may disrupt our ongoing business. The integration of acquisitions requires significant time and focus from management and might divert attention from the day-to-day operations of the combined business or delay the achievement of our strategic objectives.

Failure in pursuing or executing new business initiatives could have a material adverse impact on our business and future growth.

Our growth strategy includes evaluating, considering and effectively executing new business initiatives, which can be difficult. Management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. In particular, initiatives may be subject to intense competition due to low barriers to entry and the difficulty of differentiating games. Entering into any new initiative can also divert our management’s attention from other business issues and opportunities. Failure to effectively identify, pursue and execute new business initiatives, may adversely affect our reputation, business, financial condition and results of operations.

Our business may suffer if we do not successfully manage our current and potential future growth.

We have grown significantly in recent years and we intend to continue to expand the scope and geographic reach of the games we provide. Our total revenue increased to $465.8 million in 2019, from $416.2 million in 2018, and $361.4 million in 2017. Our anticipated future growth will likely place significant demands on our management and operations. Our success in managing our growth will depend, to a significant degree, on the ability of our executive officers and other members of senior management to operate effectively, and on our ability to improve and develop our financial and management information systems, controls and procedures. In addition, we will likely have to successfully adapt our existing systems and introduce new systems, expand, train and manage our employees and improve and expand our sales and marketing capabilities.

If we are unable to properly and prudently manage our operations as they continue to grow, or if the quality of our games deteriorates due to mismanagement, our brand name and reputation could be severely harmed, and our business, prospects, financial condition and results of operations could be adversely affected.

The Revolver we entered into in connection with the IPO imposes certain restrictions that may affect our ability to operate our business and make payments on our indebtedness.

In connection with the IPO, we entered into a $150.0 million revolving credit agreement (the “Revolver”), which contains covenants that, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer or dispose of property and assets; invest; make dividends or distributions or other restricted payments and engage in affiliate transactions. In addition, we are required to maintain a maximum total net leverage ratio not to exceed 2.50:1.00 and to maintain a minimum fixed charge coverage ratio of no less than 4.00:1.00. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Capital Resources and Working Capital-Revolving Credit Facility” in Part II, Item 7 of this Annual Report on Form 10-K for additional information. The Revolver limits our ability to make certain payments, including dividends or distributions on SciPlay Parent LLC’s equity and other restricted payments, provided, however, that payments in respect of certain tax distributions under the Operating Agreement and certain payments under the TRA are permitted, and payments to SciPlay Parent LLC’s direct or indirect parent made on or prior to the closing date of the Revolver in an amount not to exceed the net cash proceeds of the IPO are permitted, among other customary exceptions.

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

The Revolver has variable rates of interest, some of which use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Capital Resources and Working Capital-Revolving Credit Facility” in Part II, Item 7 of this Annual Report on Form 10-K for additional information. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt, and our business, prospects, financial condition and results of operations could be materially and adversely affected. We may in the future pursue amendments to the credit agreement governing the Revolver to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As a result, additional financing to replace any of our LIBOR-based debt may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.

We may require additional capital to meet our financial obligations and support business growth, and this capital may not be available on acceptable terms or at all.

Based on our current plans and market conditions, we believe that cash flows generated from our operations, the proceeds from the IPO and borrowing capacity under the Revolver will be sufficient to satisfy our anticipated cash requirements in the ordinary course of business for the foreseeable future. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings in addition to our Revolver to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class

A common stock. Any debt financing we secure in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

We rely on our highly skilled, technically trained and creative employees to develop new technologies and create innovative games. Such employees, particularly game designers, engineers and project managers with desirable skill sets are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. A lack of skilled technical workers could delay or negatively impact our business plans, ability to compete, results of operations, cash flows and financial condition. We employ personnel internationally, particularly in game development operations in Israel, and are subject to additional risks customarily associated with foreign operations, such as labor and employment related risks. See also “Our foreign operations expose us to business and legal risks” in Part I, Item 1A.

We are subject to risks related to corporate and social responsibility and reputation.

Many factors influence our reputation including the perception held by our customers, business partners and other key stakeholders. Our business faces increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, sustainability and social responsibility. Any harm to our reputation could impact employee engagement and retention, our corporate culture and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

Our results of operations, cash flows and financial condition could be affected by natural events in the locations in which we or our key providers or suppliers operate.

We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods or tsunamis that could disrupt our operations or the operations of our key providers or suppliers. Natural disasters or other disruptions at any of our facilities or our key providers’ or suppliers’ facilities, such as AWS, Apple, Google, Facebook, Amazon and Microsoft, may impair the operation, development or provision of our games. While we insure against certain business interruption risks, we cannot assure that such insurance will compensate us for any losses incurred as a result of natural or other disasters. Any serious disruption to our operations, or those of our key providers or suppliers could have a material adverse effect on our results of operations, cash flows and financial condition.

Our foreign operations expose us to business and legal risks.

We generate a portion of our revenue from operations outside of the U.S. For the years ended December 31, 2019 and 2018, we derived approximately 6.8% and 8.6%, respectively, of our revenue from sales to players outside of the U.S. We also have significant operations, including game development operations, in Israel.

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

However, the tax benefits that we intend to eventually derive could be undermined due to future changes in tax laws. In addition, the taxing authorities in the U.S. and other jurisdictions where we do business regularly examine income and other tax returns and we expect that they may examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty.

Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition.

We have been party to, are currently party to, and in the future may become subject to additional, legal proceedings in the operation of our business, including, but not limited to, with respect to consumer protection, gambling-related matters, employee matters, alleged service and system malfunctions, alleged intellectual property infringement, claims relating to our contracts, licenses and strategic investments, alleged breaches of fiduciary duties, alleged breaches of other certain governance documents and alleged violations of the securities laws in connection with the IPO. See Note 11 for additional information.

For example, in a recent case, the United States Court of Appeals for the Ninth Circuit held that a plaintiff had stated a cognizable putative class action claim that a social casino game, Big Fish Casino, which is produced by one of our competitors, falls within Washington State’s statutory definition of an illegal gambling game, and the Ninth Circuit accordingly remanded the case to the federal district court for further proceedings on plaintiff’s claim. In April 2018, a putative class action lawsuit, Sheryl Fife v. Scientific Games Corp., was filed against our parent, Scientific Games, in federal district court that is directed against certain of our social casino games, including Jackpot Party Casino. The plaintiff alleges substantially the same causes of action against our social casino games that are alleged with respect to Big Fish Casino, including the allegation that our social casino games violate Washington State gambling laws. In December 2018, the federal district court assigned to the litigation denied Scientific Games’ motion to dismiss the plaintiff’s complaint. In January 2019, Scientific Games filed its answer and affirmative defenses to the putative class action complaint. See Note 11 for further discussion. We may incur significant expense defending this lawsuit or any other lawsuit to which we may be a party. Although the case was brought against Scientific Games, pursuant to the Intercompany Services Agreement, we would expect to cover or contribute to any damage awards due to the matter arising as a result of our business. If the plaintiff were to obtain a judgment in her favor in this lawsuit, then our results in Washington could be negatively impacted, and we could be restricted from operating social casino games in Washington. Additional legal proceedings targeting our social casino games and claiming violations of state or federal laws also could occur, based on the unique and particular laws of each jurisdiction. We cannot predict the likelihood, timing or scope of the consequences of such an outcome, or the outcome of any other legal proceedings to which we may be a party, any of which could have a material adverse effect on our results of operations, cash flows or financial condition.

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

Risks Related to Our Relationship with Scientific Games

Scientific Games controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

Scientific Games, through its indirect wholly owned subsidiaries, the SG Members, controls shares representing a majority of our combined voting power. The SG Members own all of our outstanding Class B common stock, which represents 82.0% of our total outstanding shares of common stock and 97.9% of the combined voting power of both classes of our outstanding common stock. On all matters submitted to a vote of our stockholders, our Class B common stock entitles its owners to ten votes per share (for so long as the number of shares of our common stock beneficially owned by the SG Members and their affiliates represents at least 10% of our outstanding shares of common stock and, thereafter, one vote per share), and our Class A common stock entitles its owners to one vote per share. As long as Scientific Games continues to control shares representing a majority of our combined voting power, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election of directors (unless supermajority approval of such matter is required by applicable law). Even if Scientific Games were to control less than a majority of our combined voting power, it may be able to influence the outcome of corporate actions so long as it owns a significant portion of our combined voting power. If Scientific Games does not cause the SG Members to dispose of their shares of our common stock, Scientific Games could retain control over us for an extended period of time or indefinitely.

Investors will not be able to affect the outcome of any stockholder vote while Scientific Games controls the majority of our combined voting power (or, in the case of removal of directors, two-thirds of our combined voting power). Due to its ownership and rights under our articles of incorporation and our bylaws, Scientific Games is able to control, indirectly through the SG Members and subject to applicable law, the composition of our board of directors, which in turn is able to control all matters affecting us, including, among other things:

•
any determination with respect to our business direction and policies, including the appointment and removal of officers and, in the event of a vacancy on our board of directors, additional or replacement directors;

•	any determinations with respect to mergers, business combinations or disposition of assets;

•	determination of our management policies;

•	determination of the composition of the committees on our board of directors;

•	our financing policy;

•	our compensation and benefit programs and other human resources policy decisions;

•	termination of, changes to or determinations under our agreements with Scientific Games;

•	changes to any other agreements that may adversely affect us;

•	the payment of dividends on our Class A common stock; and

•	determinations with respect to our tax returns.

Because Scientific Games’ interests may differ from ours or from those of our other stockholders, actions that Scientific Games takes with respect to us, as our controlling stockholder, may not be favorable to us or our other stockholders.

If Scientific Games causes the SG Members to sell a controlling interest in our company to a third party in a private transaction, holders of our Class A common stock may not realize any change-of-control premium on shares of our Class A common stock, and we may become subject to the control of a presently unknown third party.

Scientific Games, through its indirect wholly owned subsidiaries, the SG Members, holds approximately 97.9% of our combined voting power. Scientific Games has the ability, should it choose to do so, to cause the SG Members to sell some or all of their shares of our common stock and the LLC Interests the SG Members hold in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company. See Note 1 for additional information.

The ability of Scientific Games to cause the SG Members to privately sell their shares of our common stock and the LLC Interests the SG Members hold, with no requirement for a concurrent offer to be made to acquire all of our shares that will be publicly traded hereafter, could prevent our stockholders from realizing any change-of-control premium on our stockholders’ shares of our common stock that may otherwise accrue to Scientific Games on its private sale of our common stock and the LLC Interests it holds. Additionally, if Scientific Games causes the SG Members to privately sell shares representing a significant portion of our common stock, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if Scientific Games causes the SG Members to sell a controlling interest in our company to a third party, any debt financing (including the

Revolver) we secure in the future may be subject to acceleration, Scientific Games may terminate the Intercompany Services Agreement, the IP License Agreement and other arrangements, and our other relationships and agreements, including our license agreements, could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our results of operations, cash flows and financial condition.

Scientific Games’ interests may conflict with our interests and the interests of our stockholders. Conflicts of interest between Scientific Games and us could be resolved in a manner unfavorable to us and our public stockholders.

Various conflicts of interest between us and Scientific Games exist and could arise. See Note 10 for additional information. Ownership interests of directors or officers of Scientific Games in our common stock and ownership interests of our directors and officers in the stock of Scientific Games, or a person’s service either as a director or officer of both companies, could create or appear to create conflicts of interest when those directors and officers are faced with decisions relating to our company. These decisions could include:

•	corporate opportunities;

•	the impact that operating decisions for our business may have on Scientific Games’ consolidated financial statements;

•	differences in tax positions between Scientific Games and us, especially in light of the TRA (see “Risks Related to Our Organizational Structure and the TRA”);

•
the impact that operating or capital decisions (including the incurrence of indebtedness) for our business may have on Scientific Games’ current or future indebtedness or the covenants under that indebtedness;

•	future, potential commercial arrangements between Scientific Games and us or between Scientific Games and third parties;

•	business combinations involving us;

•	our dividend policy;

•	management stock ownership; and

•	the intercompany agreements between Scientific Games and us.

Furthermore, disputes may arise between Scientific Games and us relating to our past and ongoing relationship and these conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:

•	tax, employee benefits, indemnification and other matters arising from the IPO;

•	the nature, quality and pricing of services Scientific Games agrees to provide to us;

•	sales or other disposals by the SG Members of all or a portion of their ownership interests in SciPlay Parent LLC or us; and

•	business combinations involving us.

We may not be able to resolve any conflicts, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. While we are controlled by Scientific Games, we may not have the leverage to negotiate amendments to our agreements with Scientific Games, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.

Certain of our directors and executive officers may have actual or potential conflicts of interest because of their positions with Scientific Games or MacAndrews & Forbes Incorporated.

Barry L. Cottle, Frances F. Townsend and M. Mendel Pinson serve on our board of directors and also hold positions with Scientific Games or MacAndrews & Forbes Incorporated (“MacAndrews & Forbes”) as applicable. Our chief accounting officer Michael F. Winterscheidt also holds an executive officer position with Scientific Games. In addition, such individuals may own Scientific Games common stock, options to purchase Scientific Games common stock or other Scientific Games equity awards. These individuals’ holdings of Scientific Games’ common stock, options to purchase Scientific Games common stock or other equity awards may be significant for some of these persons compared to these persons’ total assets. Their positions at Scientific Games or at MacAndrews & Forbes, as applicable, and the ownership of any Scientific Games equity or equity awards creates, or may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for Scientific Games or MacAndrews & Forbes than the decisions have for us.

Our articles of incorporation limit Scientific Games’ and its directors’ and officers’ liability to us or our stockholders for breach of fiduciary duty and could also prevent us from benefiting from corporate opportunities that might otherwise have been available to us.

Our articles of incorporation provide that, subject to any contractual provision to the contrary, Scientific Games has no obligation to refrain from:

•	engaging in the same or similar business activities or lines of business as we do;

•	doing business with any of our clients, consumers, vendors or lessors;

•	employing or otherwise engaging any of our officers or employees; or

•	making investments in any property in which we may make investments.

Under our articles of incorporation, neither Scientific Games nor any officer or director of Scientific Games, except as provided in our articles of incorporation, is liable to us or to our stockholders for breach of any fiduciary duty by reason of any of these activities.

Additionally, our articles of incorporation include a “corporate opportunity” provision in which we renounce any interests or expectancy in corporate opportunities which become known to (i) any of our directors or officers who are also directors, officers, employees or other affiliates of Scientific Games or its affiliates (except that we and our subsidiaries shall not be deemed affiliates of Scientific Games or its affiliates for the purposes of the provision), or dual persons, or (ii) Scientific Games itself, and which relate to the business of Scientific Games or may constitute a corporate opportunity for both Scientific Games and us. Generally, neither Scientific Games nor our directors or officers who are also dual persons is liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such person pursues or acquires any corporate opportunity for the account of Scientific Games or its affiliates, directs, recommends, sells, assigns or otherwise transfers such corporate opportunity to Scientific Games or its affiliates, or does not communicate information regarding such corporate opportunity to us. The corporate opportunity provision may exacerbate conflicts of interest between Scientific Games and us because the provision effectively permits one of our directors or officers who also serves as a director, officer, employee or other affiliate of Scientific Games to choose to direct a corporate opportunity to Scientific Games instead of us.

Scientific Games is not restricted from competing with us in the social gaming business, including as a result of acquiring a company that operates a social gaming business. Due to the significant resources of Scientific Games, including its intellectual property (all of which Scientific Games will retain and certain of which it licenses to us under the IP License Agreement), financial resources, name recognition and know-how resulting from the previous management of our business, Scientific Games could have a significant competitive advantage over us should it decide to utilize these resources to engage in the type of business we conduct, which may cause our operating results and financial condition to be materially adversely affected.

Third parties may seek to hold us responsible for liabilities of Scientific Games, which could result in a decrease in our income.

Third parties may seek to hold us responsible for Scientific Games’ liabilities. If those liabilities are significant and we are ultimately held liable for them, we cannot assure that we will be able to recover the full amount of our losses from Scientific Games.

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

Scientific Games controls a majority of our combined voting power. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NASDAQ rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

We rely on the exemption relating to the composition of our compensation committee. As a result, our compensation committee does not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ rules. We may choose to rely on additional exemptions in the future so long as we qualify as a “controlled company”.

MacAndrews & Forbes exerts significant influence over Scientific Games and may make decisions that conflict with the interests of other stockholders.

As disclosed in a Form 4 filed with the SEC on October 1, 2019, MacAndrews & Forbes beneficially owned 36,793,768 shares of Scientific Games’ then outstanding common stock, or approximately 39.2% of its outstanding common stock as of February 14, 2020. Pursuant to a stockholders’ agreement with Scientific Games, MacAndrews & Forbes is entitled to appoint up to four members of the board of directors of Scientific Games and certain actions of Scientific Games require the approval of MacAndrews & Forbes. As a result, MacAndrews & Forbes has the ability to exert significant influence over Scientific Games’ business, and in turn our business, and may make decisions with which other stockholders of Scientific Games may disagree, including, among other things, delaying, discouraging or preventing a change of control of Scientific Games or a potential merger, consolidation, tender offer, takeover or other business combination involving Scientific Games or us.

We may not achieve some or all of the anticipated benefits of being a standalone public company.

We may not be able to achieve all of the anticipated strategic and financial benefits expected as a result of being a standalone public company, or such benefits may be delayed or not occur at all. These anticipated benefits include the following:

•	allowing investors to evaluate the distinct merits, performance and future prospects of our business, independent of Scientific Games’ other businesses;

•
improving our strategic and operational flexibility and increasing management focus as we continue to implement our strategic plan and allowing us to respond more effectively to different player needs and the competitive environment for our business;

•	allowing us to adopt a capital structure better suited to our financial profile and business needs, without competing for capital with Scientific Games’ other businesses;

•	creating an independent equity structure that will facilitate our ability to effect future acquisitions utilizing our capital stock; and

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

We rely on our access to Scientific Games’ brands and reputation, some of Scientific Games’ relationships, and the brands and reputations of unaffiliated third parties.

We believe the association with Scientific Games has contributed to our building relationships with our players due to its recognized brands and products, as well as resources such as Scientific Games’ intellectual property and access to third parties’ intellectual property. Any perceived loss of Scientific Games’ scale, capital base and financial strength as a result of the IPO, or any actual loss in the future, may prompt business partners to reprice, modify or terminate their relationships with us.

For more detail regarding our reliance on access to intellectual property owned by Scientific Games, see “-We rely on the ability to use the intellectual property rights of Scientific Games and other third parties, including the third-party intellectual property rights licensed to Scientific Games that we have enjoyed as an indirect subsidiary of Scientific Games, and we may lose the benefit of any intellectual property owned by or licensed to Scientific Games if it ceases to hold certain minimum percentages of the voting power in our company.”

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

The services that we receive from Scientific Games may not be sufficient for us to operate our business, and we would likely incur significant incremental costs if we lost access to Scientific Games’ services.

We have obtained, and will need to continue to obtain, services from Scientific Games relating to many important corporate functions under an intercompany services agreement. Our financial statements reflect charges for these services based on the intercompany services agreement we entered into in September 2016. Many of these services are governed by a new intercompany services agreement entered into in connection with the IPO (“Intercompany Services Agreement”) with Scientific Games. Under the Intercompany Services Agreement, we are able to continue to use these Scientific Games services for a fixed term established on a service-by-service basis. We generally have the right to terminate a service before its stated termination date if we give notice to Scientific Games. Partial reduction in the provision of any service will require Scientific Games’ consent. In addition, either party is able to terminate the Intercompany Services Agreement due to a material breach of the other party, upon prior written notice, subject to limited cure periods. We pay Scientific Games mutually agreed-upon fees for these services, which is based on Scientific Games’ costs of providing the services.

If we lost access to the services provided to us by Scientific Games under the Intercompany Services Agreement, we would need to replicate or replace certain functions, systems and infrastructure. We may also need to make investments or hire additional employees to operate without the same access to Scientific Games’ existing operational and administrative infrastructure. These initiatives may be costly to implement. Due to the scope and complexity of the underlying projects relative to these efforts, the amount of total costs could be materially higher than our estimate, and the timing of the incurrence of these costs could be subject to change.

We may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those that we have received in the past and will continue to receive from Scientific Games under the Intercompany Services Agreement.

Additionally, if the Intercompany Services Agreement is terminated, we may be unable to sustain the services at the same levels or obtain the same benefits as when we were receiving such services and benefits from Scientific Games. If we have to operate these functions separately, if we do not have our own adequate systems and business functions in place or if we are unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline. In addition, we have historically received informal support from Scientific Games, which may not be addressed in our Intercompany Services Agreement. The level of this informal support could diminish or be eliminated.

While we are controlled by Scientific Games, we may not have the leverage to negotiate amendments to our agreements with Scientific Games, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.

Our historical financial results are not necessarily representative of the results we have or may achieve as a standalone company and may not be a reliable indicator of our future results.

Certain of our historical financial results included in this Annual Report on Form 10-K do not reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors:

•
certain of our historical financial results reflect charges for certain support functions that are provided on a centralized basis within Scientific Games, such as expenses for business technology, facilities, legal, finance, human resources, business development, public affairs and procurement under a prior intercompany services agreement, and we entered into a new Intercompany Services Agreement in connection with the IPO;

•
certain of our historical financial results reflect charges for the use of certain proprietary and third-party intellectual property licensed or sublicensed from Scientific Games under a prior intercompany intellectual property license agreement, and we have entered into a new IP License Agreement in connection with the IPO;

•	our cost of debt and our capital structure are and may be different from that reflected in our historical financial statements;

•
we have incurred additional ongoing costs as a result of the IPO, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); and

•	the IPO may have a material effect on our relationship with our players and our other business relationships, including supplier relationships.

Our financial condition and future results of operations could be materially different from amounts reflected in our historical financial statements included elsewhere in this Annual Report on Form 10-K, so it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

We may have received better terms from unaffiliated third parties than the terms we will receive in our agreements with Scientific Games.

The agreements that we have entered into with Scientific Games in connection with the IPO, including the Intercompany Services Agreement, the IP License Agreement and the TRA, were prepared while we were still a wholly owned subsidiary of Scientific Games. While the covenants in Scientific Games’ debt agreements require that those agreements be on terms that are not materially less favorable to Scientific Games than those that might reasonably have been obtained in comparable transaction at such time on an arm’s-length basis from a party that is not its affiliate, the terms of those agreements may not reflect terms that would have resulted if we had negotiated such terms with an unaffiliated third party.

Risks Related to Our Organizational Structure and the TRA

Our sole material asset is our interest in SciPlay Parent LLC, and, accordingly, we depend on distributions from SciPlay Parent LLC to pay our taxes and expenses, including payments under the TRA. SciPlay Parent LLC’s ability to make such distributions have been and may be subject to various limitations and restrictions.

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

SciPlay Parent LLC is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of LLC Interests, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of SciPlay Parent LLC. Under the terms of the Operating Agreement, SciPlay Parent LLC is obligated to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we also incur expenses related to our operations, including payments under the TRA, which we expect to be substantial. We intend, as its sole manager, to cause SciPlay Parent LLC to make cash distributions to the owners of LLC Interests in an amount sufficient to (i) fund all or part of such members’ tax obligations in respect of taxable income allocated to such members and (ii) cover our operating expenses, including ordinary course payments under the TRA. However, SciPlay Parent LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which SciPlay Parent LLC is then a party, or any applicable law, or that would have the effect of rendering SciPlay Parent LLC insolvent. Moreover, the terms governing the Revolver generally do not permit SciPlay Parent LLC, as a guarantor of the Revolver, to make distributions sufficient to allow us to make early termination payments under the TRA. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts will accrue interest until paid. Our failure to make any payment required under the TRA (including any accrued and unpaid interest) within 30 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the TRA, which will terminate the TRA and accelerate future payments thereunder, unless the applicable payment is not made because (i) we are prohibited from making such payment under the terms of the TRA or the terms governing certain of our secured indebtedness or (ii) we do not have, and cannot use commercially reasonable efforts to obtain, sufficient funds to make such payment. Any late payments will continue to accrue interest at one-month LIBOR plus 500 basis points until such payments are made. It will also constitute a material breach of a material obligation under the TRA if we make a distribution of cash or other property (other than shares of our Class A common stock) to our stockholders or use cash or other property to repurchase any of our capital stock (including our Class A common stock), in each case while any outstanding payments under the TRA are unpaid. In addition, if SciPlay Parent LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

The TRA with the SG Members requires us to make cash payments to the SG Members in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.

We are a party to the TRA with the SG Members and SciPlay Parent LLC. Under the TRA, we are required to make cash payments to the SG Members equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in the tax basis of assets of SciPlay Parent LLC (a) in connection with the IPO, including as a result of the Upfront License Payment, (b) resulting from any redemptions or exchanges of LLC Interests by the SG Members pursuant to the Operating Agreement or (c) resulting from certain distributions (or deemed distributions) by SciPlay Parent LLC and (2) certain other tax benefits related to our making of payments under the TRA. We expect that the amount of the cash payments that we will be required to make under the TRA will be substantial. Any payments made by us to the SG Members under the TRA will generally reduce the amount of cash that might have otherwise been available to us. In addition, we are obligated to use commercially reasonable efforts to avoid entering into any agreements that could be reasonably anticipated to materially delay the timing of the making of any payments under the TRA, which could limit our ability to pursue strategic transactions. Furthermore, our future obligations to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the TRA.
The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the SG Members, the amount of gain recognized by the SG Members, the amount and timing of the taxable income we generate, and the applicable tax rates and laws.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we could be an emerging growth company for up to five years following the completion of the IPO. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to: (i) not being required to comply with the auditor attestation requirements of Section 404, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in our prospectus dated May 2, 2019, filed with the SEC on May 6, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (referred to herein as the “Prospectus”). We currently intend to take advantage of each of the reduced reporting requirements and exemptions described above. We cannot predict if investors will find our shares less attractive as a result of our taking advantage of these exemptions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our stock price may be more volatile.

Our status as an emerging growth company will end as soon as any of the following takes place:

•	the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;

•	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

•	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

•	the last day of the fiscal year ending after the fifth anniversary of the completion of the IPO.

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

In addition, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices that will exclude companies with multiple classes of shares of common stock from being added to such indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

The requirements of being a public company require significant resources and management attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we incur legal, accounting and other expenses that we did not previously incur before becoming a public company. We are subject to the Exchange Act, including the reporting requirements thereunder, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the NASDAQ rules and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” Further, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors.

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

The SG Members have the right to have their LLC Interests redeemed or exchanged into shares of Class A common stock, which, if exercised, will dilute our stockholders’ economic interest in SciPlay.

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

Shares of our Class B common stock will be canceled on a one-for-one basis whenever the SG Members’ LLC Interests are so redeemed or exchanged. While any redemption or exchange of LLC Interests and corresponding cancellation of our Class B common stock will reduce the SG Members’ economic interest in SciPlay Parent LLC and its voting interest in us, the related issuance of our Class A common stock will dilute our stockholders’ economic interest in SciPlay. We cannot predict the timing or size of any future issuances of our Class A common stock resulting from the redemption or exchange of LLC Interests.

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

We do not intend to pay any dividends to holders of our Class A common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Any determination to pay dividends in the future will be at the discretion of our board of directors and subject to limitations under applicable law. Therefore, our stockholders are not likely to receive any dividends on their Class A common stock for the foreseeable future, and the success of an investment in our Class A common stock will depend upon any future appreciation in its value. Moreover, any ability to pay dividends will be restricted by the terms of the Revolver, and may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us or our subsidiaries. Consequently, investors may need to sell all or part of their holdings of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

•
limiting the ability of stockholders to act by written consent or to call special meetings after Scientific Games ceases to beneficially own, directly or indirectly, more than 50% of our combined voting power; and

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

We are and may be in the future subject to securities class action, which may harm our business and operating results.

Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are and may be the target of this type of litigation in the future. Securities litigation against us may result in substantial costs and damages, and divert management’s attention from other business concerns, which may seriously harm our business, results of operations, financial condition or cash flows. For additional information regarding our litigation, see Note 11.

We may also be called on to defend ourselves against lawsuits relating to our business operations. Some of these claims may seek significant damage amounts due to the nature of our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. A future unfavorable outcome in a legal proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, current and future litigation, regardless of its merits, could result in substantial legal fees, settlement or judgment costs and a diversion of management’s attention and resources that are needed to successfully run our business. For additional information regarding our litigation, see Note 11.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We occupy approximately 56,395 square feet of space in the U.S. and approximately 32,006 square feet of space internationally. We believe that these facilities are adequate for our business as presently conducted. Set forth below is an overview of the principal leased real estate properties:

Location	Sq. Ft	Tenancy
Austin, Texas	21,063	Lease
Cedar Falls, Iowa	35,332	Lease
Tel Aviv, Israel	32,006	Lease

ITEM 3. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11, which is incorporated by reference into this Item 3 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol “SCPL”. On February 14, 2020, the closing sale price for our common stock on the Nasdaq Global Select Market was $10.55 per share. There was one holder of record of our Class A common stock and two holders of record of our Class B common stock as of February 14, 2020. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions.

Dividend Policy

We have never paid any cash dividends on our common stock and do not presently intend to pay cash dividends on our common stock in the foreseeable future. Further, under the terms of certain of our debt agreements, we are limited in our ability to pay cash dividends or make certain other restricted payments (other than stock dividends) on our common stock. For further discussion related to dividend restrictions, see Note 1.

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

In connection with the consummation of the IPO, SG Holding I sold an aggregate of 20,005,319 LLC Interests to the Company. Pursuant to the terms of our amended and restated articles of incorporation, an equal number of shares of Class B common stock were automatically cancelled upon the sale of such LLC Interests.

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
Use of Proceeds from Initial Public Offering of Class A Common Stock

On May 7, 2019, we completed the IPO of our Class A common stock pursuant to a Registration Statement (File No. 333-230727), which was declared effective on May 2, 2019.

Under the underwriting Agreement, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc, RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated, Wedbush Securities Inc. served as underwriters in the IPO.

Under the Registration Statement, we issued and sold 22,720,000 shares of our Class A common stock at a price of $16.00 per share, after giving effect to the underwriters’ exercise of their over-allotment option. We received net proceeds of approximately $341.7 million, net of underwriting discount but before offering expenses of $9.3 million. There has been no material change in the use of proceeds as described in the Prospectus.

Stockholder Return Performance Graph

The following graph compares the cumulative total stockholder return over the eight-month period ended December 31, 2019 of our then outstanding common stock, the NASDAQ Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours.

Our peer group companies consist of Zynga Inc. (NASDAQ: ZNGA), Tencent Holdings Ltd. (OTC Market: TCTZF), Rovio Entertainment Oyj (OTC Market: ROVVF), Glu Mobile Inc. (NASDAQ: GLUU), Electronic Arts Inc. (NASDAQ: EA), Doubleu Games Co Ltd (Korea Exchange: 192080), Changyou.com Ltd (NASDAQ: CYOU) and Activision Blizzard Inc (NASDAQ: ATVI).

The companies in our peer group have been weighted based on their relative market capitalization each month. The graph assumes that $100 was invested in our then outstanding common stock, the NASDAQ Composite Index and the peer group indices at the beginning of the eight-month period and that all dividends were reinvested. The comparisons are not intended to be indicative of future performance of our common stock.

	5/7/2019	5/19	6/19	7/19	8/19	9/19	10/19	11/19	12/19
SciPlay Corporation	$100.00	$106.60	$91.34	$69.49	$63.36	$71.29	$64.42	$78.48	$81.88
NASDAQ Composite	$100.00	$92.21	$99.14	$101.27	$98.78	$99.31	$103.00	$107.78	$111.69
Peer Group	$100.00	$90.31	$97.57	$99.19	$89.43	$91.37	$89.38	$92.52	$104.96

ITEM 6. SELECTED FINANCIAL DATA

The following tables present the selected consolidated financial and other data for SciPlay and SG Social Holding Company II, LLC for the periods indicated, in accordance with related SEC guidance on financial reporting for emerging growth companies. SG Social Holding Company II, LLC is SciPlay’s predecessor for financial reporting purposes, and accordingly, for all periods presented prior to May 7, 2019, the financial statements represent the financial statements of the predecessor. The selected consolidated statements of income data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019, December 31, 2018 and December 31, 2017 are derived from the audited consolidated financial statements of SciPlay and its subsidiaries and SG Social Holding Company II, LLC and its subsidiaries.

             THREE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in millions, except per share amounts)

	As of and for the Years Ended December 31,
	2019	2018	2017
Total revenue	$465.8	$416.2	$361.4
Net income	$93.5	$39.0	$23.1
Net income attributable to SciPlay	$32.4	$39.0	$23.1

Basic and diluted net income attributable to SciPlay per share:
Basic	$1.43	$1.72	$1.02
Diluted	$1.43	$1.72	$1.02

Balance Sheet Data
Total assets	$384.6	$194.9	$211.6
Total contingent acquisition consideration liability	$4.0	$29.3	$1.8

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to enhance the reader’s understanding of our operations and current business environment and should be read in conjunction with the description of our business (see Part I, Item 1 of this Annual Report on Form 10-K) and our Consolidated Financial Statements and Notes (see Part IV, Item 15 of this Annual Report on Form 10-K).

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors” included in this Annual Report on Form 10-K.

BUSINESS OVERVIEW

On May 7, 2019, we completed the IPO as described in Note 1.

We are a leading developer and publisher of digital games on mobile and web platforms. We currently offer seven core games, including social casino games Jackpot Party Casino, Gold Fish Casino, Hot Shot Casino and Quick Hit Slots, and casual games MONOPOLY Slots, Bingo Showdown and 88 Fortunes Slots. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend slots-style or bingo game play with adventure game features. All of our games are offered and played on multiple platforms, including Apple, Google, Facebook, and Amazon, with some of our games available on Microsoft and other web and mobile platforms. In addition to our internally created games, our content library includes recognizable, real-world slot and table games content from Scientific Games. This content allows players who like playing land-based slot machines to enjoy some of those same titles in our free-to-play games. We have access to Scientific Games’ library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as JAMES BOND, MONOPOLY, CIRQUE DU SOLEIL, FLINTSTONES, CHEERS and THE GODFATHER.

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

Trends and Recent Updates

Our year over year total revenue growth of 12% was higher than the overall industry trend. We believe that there is an opportunity for improved operating results in 2020 and beyond, as we continue to execute on our strategic game updates, international pilot testing and enhanced analytics. During the fourth quarter of 2019, we deployed significant updates across a number of our portfolio games, including Gold Fish and Monopoly, and are beginning to see improved results.

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES

              We manage our business by tracking several key performance indicators, each of which is tracked by our internal analytics systems and more fully described below and referred to in our discussion of operating results. Our key performance indicators are impacted by several factors that could cause them to fluctuate on a quarterly basis, such as platform providers' policies, restrictions, seasonality, user connectivity and addition of new content to certain portfolios of games. Future growth in players and engagement will depend on our ability to retain current players, attract new players, launch new games and features and expand into new markets and distribution platforms.

Mobile Penetration

              Mobile penetration is defined as the percentage of total revenue generated from mobile platforms. We believe this indicator provides useful information in understanding revenue generated from mobile platforms such as smartphones and tablets.

Average Monthly Active Users (MAU)

              MAU is defined as the number of individual users who played a game during a particular month. An individual who plays multiple games or from multiple devices may, in certain circumstances, be counted more than once. However, we use third-party data to limit the occurrence of multiple counting. Average MAU for a period is the average of MAUs for each month for the period presented. We believe this indicator provides useful information in understanding the number of users reached across our portfolio of games on a monthly basis.

Average Daily Active Users (DAU)

              DAU is defined as the number of individual users who played a game on a particular day. An individual who plays multiple games or from multiple devices may, in certain circumstances, be counted more than once. However, we use third-party data to limit the occurrence of multiple counting. Average DAU for a period is the average of the monthly average DAUs for the period presented. We believe this indicator provides useful information in understanding the number of users reached across our portfolio of games on a daily basis.

Average Revenue Per Daily Active User (ARPDAU)

              ARPDAU is calculated by dividing revenue for the period by the average DAU for the period and then dividing by the number of days in the period. We believe this indicator provides useful information reflecting game monetization.

Average Monthly Paying Users (MPU)

MPU is defined as the number of individual users who made an in-game purchase during a particular month. An individual who made purchases in multiple games or from multiple devices may, in certain circumstances, be counted more than once. However, we use third-party data to limit the occurrence of multiple counting. Average MPU for a period is the average of MPUs for each month for the period presented. We believe this indicator provides useful information in understanding the number of users reached across our portfolio of games making in-game purchases on a monthly basis.

Payer Conversion Rate

Payer conversion rate is calculated by dividing average MPU for the period by the average MAU for the same period. We believe this indicator provides useful information reflecting game monetization.

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

COMPONENTS OF RESULTS OF OPERATIONS

Revenue

              We generate substantially all of our revenue from the sale of virtual coins, chips and bingo cards, which players of our games can use to play slot games, table games and bingo games. Revenue from the sale of virtual coins, chips and bingo cards is generated on mobile and web platforms. Other revenue primarily represents advertising revenue, which is currently an insignificant portion of our total revenue. We expect our overall revenue to continue to grow as we continue to increase our market share and execute our strategy. As player platform preferences change and continue to migrate to mobile, we expect revenue generated on web platforms to continue to decline.

Operating Expenses

              Operating expenses consist primarily of cost of revenue, sales and marketing expenses, general and administrative expenses, R&D, D&A, contingent acquisition consideration, and restructuring and other expenses, each more fully described below. D&A expense is excluded from cost of revenue and other operating expenses, and is separately presented on the consolidated statements of income.

Cost of Revenue

              Cost of revenue consists primarily of fees paid to platform providers such as Facebook, Google, Apple, Amazon and Microsoft, which generally represent 30% of revenue, and licensing fees, which includes intellectual property royalties paid to both affiliated and unaffiliated third parties, and other direct expenses incurred to generate revenue. We expect the aggregate amount of cost of revenue to increase for the foreseeable future as we grow our revenue and expand our business.

Sales and Marketing

              Sales and marketing expenses consist primarily of advertising costs related to marketing and player acquisition and retention, salaries and benefits for our sales and marketing employees and fees paid to consultants. We intend to continue to invest in sales and marketing to grow our player base both for our existing games and future games we may deploy. As a result, we expect the aggregate amount of sales and marketing expenses to increase for the foreseeable future as we grow our revenues and business and deploy new games. As deployed games mature, we generally expect sales and marketing expenses as a percentage of revenue attributable to such games to decrease.

General and Administrative

              General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation for our executives, finance, information technology, human resources and other administrative employees, and includes administrative parent services (see Note 10). In addition, general and administrative expenses include outside consulting, legal and accounting services, facilities and other supporting overhead costs not allocated to other departments. We expect that our aggregate amount of general and administrative expenses will increase for the foreseeable future as we continue to grow our business and incur additional expenses associated with being a publicly traded company.

R&D

              R&D expenses consist primarily of costs associated with game development, such as associated salaries, benefits, facilities and other supporting overhead costs associated with game development. Continued investment in enhancing existing games and developing new games is important to attaining our strategic objectives. As a result, we expect the aggregate amount of R&D expenses to increase for the foreseeable future as we grow our business, focus on retention of our development team and grow our facilities.

Contingent Acquisition Consideration

              Contingent acquisition consideration expense consists of incremental consideration to be paid to former owners of businesses we acquired, the amount of which exceeds the acquisition date estimation. As described in Note 1, when an acquisition includes future consideration to be paid to previous owners of those businesses we have acquired, we estimate the fair value of the future payments and record the acquisition-date fair value as a component of the purchase price. We monitor such arrangements and evaluate them when conditions change. Any adjustments subsequent to the acquisition date estimate are recorded as contingent acquisition consideration expense. Because such expense is based on our current expectations of the future results of the acquired businesses, any adjustments are recorded if our expectations for the future change. Although we currently do not have any expectation that we will incur future contingent acquisition consideration, any such expenses will be dependent on future merger and acquisition activities and terms of those arrangements.

Restructuring and Other

              Our restructuring and other expenses include charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; and (v) acquisition related and other unusual items other than contingent acquisition consideration. Restructuring and other expenses will increase or decrease based on management actions and/or occurrence of charges described herein.

RESULTS OF OPERATIONS

Summary of Results of Operations

	Years ended December 31,		Variance
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Revenue	$465.8	$416.2	$49.6		12%
Operating expenses	362.1	369.8	(7.7)		(2)%
Operating income	103.7	46.4	57.3		123%
Net income	93.5	39.0	54.5		140%
Net income attributable to SciPlay	32.4	39.0	(6.6)		(17)%
AEBITDA	$122.3	$94.0	$28.3		30%
Net income margin	20.1%	9.4%	10.7	pp	nm
AEBITDA margin	26.3%	22.6%	3.7	pp	nm
pp = percentage points. nm = not meaningful.

The following table reconciles Net income attributable to SciPlay to AEBITDA and AEBITDA margin:

	Years ended December 31,
($ in millions, except percentages)	2019	2018
Net income attributable to SciPlay(1)	$32.4	$39.0
Net income attributable to noncontrolling interest	61.1	—
Net income	93.5	39.0
Contingent acquisition consideration	1.7	27.5
Restructuring and other	1.0	1.0
Depreciation and amortization	7.0	15.1
Income tax expense	8.7	10.4
Stock-based compensation	8.9	4.0
Other expense (income), net	1.5	(3.0)
AEBITDA(2)	$122.3	$94.0
Revenue	$465.8	$416.2
Net income margin (Net income/Revenue)	20.1%	9.4%
AEBITDA margin (AEBITDA/Revenue)(2)	26.3%	22.6%
Royalties for Scientific Games IP(1)	$10.2	$26.1
(1) Under the terms of the IP License Agreement, as more fully described in Note 10, we acquired an exclusive (subject to certain limited exceptions), perpetual, non-royalty-bearing license for intellectual property created or acquired by SG Gaming, Inc. or its affiliates, which resulted in no future royalties or fees for our use of intellectual property owned by SG Gaming, Inc. or its affiliates in our currently available games.
(2) Refer to “Key Performance Indicators and Non-GAAP Measures” section above for the definitions of AEBITDA and AEBITDA margin presented in this table.

Revenue, Key Performance Indicators and Other Metrics

	Years ended December 31,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Mobile	$391.0	$323.3	$67.7	21%
Web	74.8	92.8	(18.0)	(19)%
Other	—	0.1	(0.1)	(100)%
Total revenue	$465.8	$416.2	$49.6	12%

Revenue information by geography is summarized as follows:

	Years ended December 31,		Variance
($ in millions)	2019	2018	2019 vs. 2018
U.S.	$434.2	$380.3	$53.9	14%
International	31.6	35.9	(4.3)	(12)%
Total revenue	$465.8	$416.2	$49.6	12%

The following reflects our Key Performance Indicators and Other Metrics:

(in millions, except ARPDAU, Average monthly revenue per payer, and percentages)	Years ended December 31,		Variance
	2019	2018	2019 vs. 2018
Mobile Penetration(1)	83%	78%	5	pp	nm
Average MAU(1)	8.0	8.3	(0.3)		(3.6)%
Average DAU(1)	2.7	2.6	0.1		3.8%
ARPDAU(1)	$0.48	$0.43	$0.05		11.6%
Average MPUs(1)	0.5	0.5	—		—%
Average monthly revenue per payer(1)	$82.19	$75.93	$6.26		8.2%
Payer conversion rate(1)	6.0%	5.5%	0.5	pp	nm
(1) KPI include results from current period players only, excluding out of period adjustments disclosed in Note 12. pp = percentage points. nm = not meaningful.

Mobile platform revenue increased primarily due to the ongoing popularity of Jackpot Party Casino, MONOPOLY Slots, Bingo Showdown and 88 Fortunes. Web platform revenue decreased due to a decline in player levels as a result of player preferences causing a continued migration to mobile platforms.

The increase in mobile penetration percentage primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.

Average MAU decreased and average DAU stayed relatively flat due to the turnover in users while paying users stayed consistent. Consequently, ARPDAU and average monthly revenue per payer increased due to decreased average MAU and flat average DAU base.

The increase in payer conversion rates were due to the growing popularity of our games and increased interaction with the games by our players as a result of the introduction of new content and features into our games.

Operating Expenses

	Years ended December 31,		Variance		Percentage of Revenue
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018 Change
Operating expenses:
Cost of revenue(1)	$158.5	$160.4	$(1.9)	(1)%	34.0%	38.5%	(4.5	)pp
Sales and marketing(1)	129.7	105.7	24.0	23%	27.8%	25.4%	2.4	pp
General and administrative(1)	40.6	34.5	6.1	18%	8.7%	8.3%	0.4	pp
Research and development(1)	23.6	25.6	(2.0)	(8)%	5.1%	6.2%	(1.1	)pp
Depreciation and amortization	7.0	15.1	(8.1)	(54)%		nm
Contingent acquisition consideration	1.7	27.5	(25.8)	(94)%		nm
Restructuring and other	1.0	1.0	—	—%		nm
Total operating expenses	$362.1	$369.8	$(7.7)	(2)%
(1) Excludes depreciation and amortization. nm = not meaningful. pp = percentage points.

Cost of Revenue

Cost of revenue decreased primarily as a result of a decrease of $16.0 million in Scientific Games IP royalties due to our entry into the IP License Agreement and a decrease of $0.8 million in third-party IP royalties. This decrease was partially offset by an increase of $15.1 million in platform fees, which was correlated with revenue growth.

Sales and Marketing

Sales and marketing expenses increased primarily due to an increase in player acquisition costs, largely associated with Jackpot Party Casino, Quick Hit Slots, Gold Fish Casino, Bingo Showdown, MONOPOLY Slots, and 88 Fortunes. Sales and marketing expenses as a percentage of revenue increased by 2.4 percentage points for the year ended December 31, 2019 as a result of a management decision to increase spend to drive user engagement in our games.

General and Administrative

General and administrative expenses increased due to higher stock-based compensation reflecting SciPlay RSUs granted under the Long-Term Incentive Plan (“LTIP”). Stock-based compensation expense increased by $4.9 million. General and administrative expenses as a percentage of revenue increased by 0.4 percentage points.

Contingent Acquisition Consideration

Contingent acquisition consideration decreased as a result of lower remeasurement charges, which relates to the Bingo Showdown app’s post-acquisition performance measurement period closing. Remaining unpaid contingent acquisition consideration is expected to be fully paid by February 28, 2020.

Net Income

Net income increased primarily due to continued growth in revenue (as described above) coupled with a decrease in IP royalty expense as a result of our entry into the IP License Agreement, lower depreciation and amortization and lower contingent acquisition consideration.

Net income margin improved by 10.7 percentage points as a result of the above stated drivers.

AEBITDA

AEBITDA increased due to continued growth in revenue and a decrease in IP royalty expense as a result of our entry into the IP License Agreement, which was partially offset by higher sales and marketing expenses (as described above).

AEBITDA margin improved by 3.7 percentage points as a result of the above stated drivers.

Other Factors Affecting Net Income Attributable to SciPlay

	Years ended December 31,
($ in millions)	2019	2018	2019 vs. 2018
Other (expense) income, net	$(1.5)	$3.0	The change is primarily attributable to the changes in foreign currency rates between the U.S. Dollar and the Israeli Shekel.
Income tax expense	8.7	10.4
Our effective income tax rates were 8.5% and 21.1%, respectively, for the years ended December 31, 2019 and 2018. The change in effective tax rates is primarily driven by the noncontrolling interest portion of pretax income, for which we do not record an income tax provision.

Net income attributable to noncontrolling interest	61.1	—	The year ended December 31, 2019 reflects noncontrolling interest.

For 2018 and 2017 consolidated results comparison, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in the Prospectus.

RECENTLY ISSUED ACCOUNTING GUIDANCE

For a description of recently issued accounting pronouncements, see Note 1.

CRITICAL ACCOUNTING ESTIMATES
              Information regarding significant accounting policies is included in the Notes to the audited consolidated financial statements. As stated in Note 1, the preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe that the estimates, assumptions, and judgments involved in the following accounting policies have the greatest potential impact on our consolidated financial statements:

•    Revenue recognition;

•    Business combinations;

•    Contingent acquisition consideration;

•    Income taxes; and

•    Variable interest entities (VIE).

Revenue Recognition

              As described in Note 1, on January 1, 2018, we adopted ASC 606 using the modified retrospective method, which was applied to customer contracts that were not completed as of January 1, 2018. Our revenue recognition policy described fully in Note 1 requires us to make significant judgments and estimates. The guidance in ASC 606 requires that we apply judgments or estimates to determine the performance obligations, the standalone selling prices of our performance obligations to customers and the timing of transfer of control of the respective performance obligations. The evaluation of each of these criteria in light of contract specific facts and circumstances is inherently judgmental, but certain judgments could significantly affect the timing or amount of revenue recognized if we were to reach a different conclusion than we have. The critical judgments we are required to make in our assessment of contracts with customers that could significantly affect the timing or amount of revenue recognized are:

• Satisfaction of our performance obligation — We estimate the amount of outstanding purchased virtual currency at period end based on customer behavior, because we are unable to distinguish between the consumption of purchased or free virtual currency. Based on an analysis of the customers' historical play behavior, the timing difference between when virtual currencies are purchased by a customer and when those virtual currencies are consumed in game play is relatively short. Future usage patterns may differ from historical usage patterns, and therefore the estimated average playing periods may change in the future, and such changes could be material.

• Principal-agent considerations — We recognize revenues on a gross basis because we have control over the content and functionality of games before players access our games on our platform providers platforms. We evaluated our current agreements with our platform providers and end-user agreements and based on the preceding, we determined that we are the principal in such arrangements. Any future changes in these arrangements or to our games and related method of distribution may result in a different conclusion, and such change would have a material impact on our gross revenues.

Business Combinations

              We account for business combinations in accordance with ASC 805. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.

              Determining the fair value of assets acquired and liabilities assumed requires management judgment and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. Any changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these fair values, we could record impairment charges. In addition, we have estimated the useful lives of certain acquired assets, and these lives are used to calculate D&A expense. If our estimates of the useful lives change, D&A expense could be accelerated or slowed.

Contingent Acquisition Consideration

              The valuation of contingent acquisition consideration (which is required each reporting period) requires significant judgments, and any changes in the underlying assumptions can impact the estimates of fair value by material amounts. As a result of changes in significant unobservable inputs primarily consisting of projected earnings-based measures and probability of achievement (categorized as Level 3 in the fair value hierarchy as established by ASC 820), we increased the fair value of SpiceRack contingent consideration by $1.7 million in 2019 and by $27.5 million in 2018, which changes were included in Contingent acquisition consideration expense. The discount rate used in estimating contingent acquisition consideration was approximately 10% (see Note 1). During the second quarter of 2019, we agreed with the SpiceRack selling shareholders to pay them $31.0 million in total contingent acquisition consideration. We paid $27.0 million during the year ended December 31, 2019 with the remaining balance to be fully paid by February 28, 2020.

Income Taxes

              We are subject to the income tax laws of the U.S. federal, state and foreign jurisdictions in which we operate. These tax laws are complex, and the manner in which they apply to our facts is sometimes open to interpretation. In establishing the provision for income taxes, we must make judgments about the application of these inherently complex tax laws. For periods prior to the IPO, the provision for income taxes is calculated as if SciPlay completed separate tax returns apart from its Parent ("Separate-return Method"), which requires significant judgments. Certain legal entities that are included in these financial statements under the Separate-return Method were included in tax filings of affiliated entities that are not part of these financial statements.

Our income tax positions and analysis are based on currently enacted tax law. Future changes in tax law could significantly impact the provision for income taxes, the amount of taxes payable and the deferred tax asset and liability balances in future periods. Deferred tax assets generally represent the excess of tax basis in our investment and tax benefits for tax deductions available in future tax returns. Certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized. In making this assessment, management analyzes and estimates the impact of future taxable income, available carry-backs and carry-forwards, reversing temporary differences and available prudent and feasible tax planning strategies. Should a change in facts or circumstances lead to a change in judgment about the ultimate realizability of a deferred tax asset, we record or adjust the related valuation allowance in the annual period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in the provision for income taxes. For discussion of our income taxes, see Note 9.

Variable Interest Entities (VIE)

              As described in Note 1, upon the completion of the IPO, SciPlay's sole material asset is its member's interest in SciPlay Parent LLC. Due to SciPlay's power to control combined with its significant economic interest in SciPlay Parent LLC, we concluded that SciPlay is the primary beneficiary of the VIE, and therefore it will consolidate the financial results of SciPlay Parent LLC and its subsidiaries. Any future changes to the economic interest and/or the SciPlay Parent LLC Agreement, among other factors, may result in a different conclusion, and such change would have a material impact on SciPlay financial statements, as SciPlay Parent LLC and its subsidiaries would not be consolidated but rather accounted for under the equity method of accounting.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
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

              We have funded our operations primarily through cash flows from operating activities. Based on our current plans and market conditions, we believe that cash flows generated from our operations, the proceeds from the IPO and borrowing capacity under the Revolver will be sufficient to satisfy our anticipated cash requirements for the foreseeable future. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

Revolving Credit Facility
              In connection with the IPO, we entered into the $150.0 million Revolver by and among SciPlay Holding, as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The interest rate is either Adjusted LIBOR (as defined in the Revolver) plus 2.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) or ABR plus 1.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) at our option. We are required to pay to the lenders a commitment fee of 0.500% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the five-year anniversary of the closing date of the Revolver, which fee varies based on the total net leverage ratio and is subject to a floor of 0.375%. As of December 31, 2019 the commitment fee was 0.375% per annum.The Revolver provides for up to $15.0 million in letter of credit issuances, which requires customary issuance and administration fees, and a fronting fee of 0.125%.

              The Revolver contains covenants that, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer or dispose of property and assets; invest; make dividends or distributions or other restricted payments; and engage in affiliate transactions, with the exception of certain payments under the TRA and payments in respect of certain tax distributions under the Operating Agreement. In addition, the Revolver requires us to maintain a maximum total net leverage ratio not to exceed 2.50:1.00 and to maintain a minimum fixed charge coverage ratio of no less than 4.00:1.00. Such covenants are tested quarterly at the end of each fiscal quarter. We were in compliance with the financial covenants under the Revolver as of December 31, 2019.

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

Changes in Cash Flows
The following table presents a summary of our cash flows for the periods indicated:

	Years Ended December 31,
($ in millions)	2019	2018
Net cash provided by operating activities	$93.0	$76.9
Net cash used in investing activities	(8.8)	(3.5)
Net cash provided by (used in) financing activities	15.9	(79.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.5	(0.7)
Increase (decrease) in cash, cash equivalents and restricted cash	$100.6	$(6.8)
Net cash provided by operating activities increased primarily due to higher earnings, which was partially offset by payment of contingent acquisition consideration.
Net cash used in investing activities increased primarily due to higher leasehold improvement expenditures related to our Austin facility and higher development costs of our capitalized software.
Net cash provided by financing activities increased primarily due to net proceeds from the IPO during the second quarter of 2019. The increase was substantially offset by distributions to Scientific Games (including payments under the previous IP licensing arrangement) and payments of offering and financing costs.
Credit Agreement and Other Debt

For additional information regarding our credit agreement and other debt and interest rate risk, see “Contractual Obligations” in this Item 7 below, Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Note 1.

Off Balance Sheet Obligations

As of December 31, 2019, we did not have any significant off-balance sheet arrangements.

Contractual Obligations
Our contractual obligations as of December 31, 2019 principally include obligations associated with our future minimum operating lease obligations, obligations under the TRA and an obligation related to SpiceRack contingent acquisition consideration as set forth in the table below:

	Cash Payments Due In
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating leases	$7.9	$2.1	$3.5	$2.3	$—
Contingent acquisition consideration and other obligations	4.0	4.0	—	—	—
Obligations under the TRA	75.3	2.6	12.3	8.4	52.0
Total contractual obligations	$87.2	$8.7	$15.8	$10.7	$52.0
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. We have agreements whereby we are obligated to pay royalties based on future events that are uncertain and therefore they are not included in the table above.

              During the second quarter of 2019, we agreed with the SpiceRack selling shareholders to pay them $31.0 million in total contingent acquisition consideration. We paid $27.0 million in 2019, with the remaining balance to be fully paid by February 28, 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, we had no material exposure to market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other information required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 55.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Conduct that applies to all of our officers, directors and employees (including our CEO, CFO and Chief Accounting Officer) and have posted the Code of Business Conduct on our website at https://www.sciplay.com/wp-content/uploads/2019/05/SciPlay-Code-of-Business-Conduct-April-2019.pdf. In the event that we have any amendments to or waivers from any provision of the Code of Business Conduct applicable to our CEO, CFO or Chief Accounting Officer, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on our website at https://www.sciplay.com/investors/corporate-governance.

Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2020 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2020, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2020 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2020, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2020 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2020, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2020 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2020, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2020 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2020, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SciPlay Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SciPlay Corporation  (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity/accumulated net parent investment and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 18, 2020

We have served as the Company's auditor since 2016.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenue	$465.8	$416.2	$361.4
Operating expenses:
Cost of revenue(1)	158.5	160.4	138.6
Sales and marketing(1)	129.7	105.7	86.7
General and administrative(1)	40.6	34.5	44.5
Research and development(1)	23.6	25.6	26.5
Depreciation and amortization	7.0	15.1	17.0
Contingent acquisition consideration	1.7	27.5	—
Restructuring and other	1.0	1.0	0.3
Operating income	103.7	46.4	47.8
Other (expense) income:
Other (expense) income, net	(1.5)	3.0	(2.6)
Total other (expense) income, net	(1.5)	3.0	(2.6)
Net income before income taxes	102.2	49.4	45.2
Income tax expense	8.7	10.4	22.1
Net income	93.5	39.0	23.1
Less: Net income attributable to the noncontrolling interest	61.1	—	—
Net income attributable to SciPlay	$32.4	$39.0	$23.1

Basic and diluted net income attributable to SciPlay per share:
Basic	$1.43	$1.72	$1.02
Diluted	$1.43	$1.72	$1.02

Weighted average number of shares of Class A common stock used in per share calculation:
Basic shares	22.7	22.7	22.7
Diluted shares	22.7	22.7	22.7
(1) Excludes depreciation and amortization.
See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2019	2018	2017
Net income	$93.5	$39.0	$23.1
Other comprehensive income:
Foreign currency translation gain (loss), net of tax	3.4	(3.8)	3.7
Total comprehensive income	96.9	35.2	26.8
Less: comprehensive income attributable to the noncontrolling interest	62.4	—	—
Comprehensive income attributable to SciPlay	$34.5	$35.2	$26.8
See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$110.6	$10.0
Accounts receivable, net (allowance for doubtful accounts of $0.0 and $1.1)	32.1	31.5
Prepaid expenses and other current assets	4.3	5.6
Total current assets	147.0	47.1
Property and equipment, net	4.6	1.8
Operating lease right-of-use assets	6.0	—
Goodwill	120.7	120.7
Intangible assets and software, net	17.0	17.9
Deferred income taxes	87.1	6.4
Other assets	2.2	1.0
Total assets	$384.6	$194.9
LIABILITIES AND STOCKHOLDERS’ EQUITY/ACCUMULATED NET PARENT INVESTMENT
Current liabilities:
Accounts payable	$12.8	$12.7
Accrued liabilities	13.7	28.0
Due to affiliate	2.7	3.7
Total current liabilities	29.2	44.4
Operating lease liabilities	5.2	—
Liabilities under the TRA	72.7	—
Other long‑term liabilities	—	11.9
Total liabilities	107.1	56.3
Commitments and contingencies (see Note 11)
Stockholders’ equity/Accumulated net parent investment:
Class A common stock, par value $0.001 per share - 625.0 shares authorized, 22.7 issued and outstanding as of December 31, 2019, zero issued and outstanding as of December 31, 2018	—	—
Class B common stock, par value $0.001 per share - 130.0 shares authorized, 103.5 issued and outstanding as of December 31, 2019, zero issued and outstanding as of December 31, 2018	0.1	—
Additional paid-in capital	41.7	—
Accumulated net parent investment	—	140.8
Retained earnings	12.0	—
Accumulated other comprehensive income (loss)	0.3	(2.2)
Total SciPlay stockholders’ equity/accumulated net parent investment	54.1	138.6
Noncontrolling interest	223.4	—
Total stockholders’ equity/accumulated net parent investment	277.5	138.6
Total liabilities and stockholders’ equity/accumulated net parent investment	$384.6	$194.9
See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ACCUMULATED NET PARENT INVESTMENT
(in millions)

	Accumulated net parent investment	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
		Shares	Amount	Shares	Amount
December 31, 2016	$141.9	—	$—	—	$—	$—	$—	$(2.1)	$—	$139.8
Net income	23.1	—	—	—	—	—	—	—	—	23.1
Dividend distributions	(36.8)	—	—	—	—	—	—	—	—	(36.8)
Transactions with Parent and affiliates, net	33.2	—	—	—	—	—	—	—	—	33.2
Currency translation adjustment	—	—	—	—	—	—	—	3.7	—	3.7
December 31, 2017	$161.4	—	$—	—	$—	$—	$—	$1.6	$—	$163.0
Net income	39.0	—	—	—	—	—	—	—	—	39.0
Dividend distributions	(77.9)	—	—	—	—	—	—	—	—	(77.9)
Transactions with Parent and affiliates, net	18.3	—	—	—	—	—	—	—	—	18.3
Currency translation adjustment	—	—	—	—	—	—	—	(3.8)	—	(3.8)
December 31, 2018	$140.8	—	$—	—	$—	$—	$—	$(2.2)	$—	$138.6
Activity prior to IPO and organization transactions:
Net income	20.4	—	—	—	—	—	—	—	—	20.4
Transactions with Parent and affiliates, net	9.2	—	—	—	—	—	—	—	—	9.2
Currency translation adjustment and other	—	—	—	—	—		—	1.9	—	1.9
May 7, 2019	$170.4	—	$—	—	$—	$—	$—	$(0.3)	$—	$170.1
Issuance of Class A common stock in the IPO, net of underwriting discount and offering costs	—	22.7	—	—	—	59.9	—	—	272.9	332.8
Issuance of Class B common stock	—	—	—	103.5	0.1	—	—	—	—	0.1
Allocation of SGC equity to noncontrolling interests	(170.4)	—	—	—	—	30.7	—	0.2	139.5	—
Distributions to Parent and affiliates, net	—	—	—	—	—	(56.1)	—	—	(255.6)	(311.7)
Net effect of tax-related organization transactions and other	—	—	—	—	—	5.6	—	—	—	5.6
Activity subsequent to IPO and organization transactions:
Net income	—	—	—	—	—	—	12.0	—	61.1	73.1
Stock-based compensation	—	—	—	—	—	1.5	—	—	4.7	6.2
Currency translation and other	—	—	—	—	—	0.1	—	0.4	0.8	1.3
December 31, 2019	$—	22.7	$—	103.5	$0.1	$41.7	$12.0	$0.3	$223.4	$277.5
See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2019	2018	2017
Cash flow from operating activities:
Net income	$93.5	$39.0	$23.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7.0	15.1	17.0
Contingent acquisition consideration fair value adjustment	1.7	27.5	—
Provision for bad debt	—	—	1.1
Deferred income taxes	(0.5)	(6.0)	(3.8)
Stock-based compensation	8.9	4.0	4.3
Operating expenses paid by Parent and affiliates	7.2	14.4	22.3
Payments of contingent acquisition consideration	(25.2)	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(0.4)	2.2	(13.1)
Prepaid expenses, other current assets and other assets	1.7	2.1	(1.8)
Accrued liabilities and accounts payable	(3.9)	(14.8)	13.0
Due to affiliate and other, net	3.0	(6.6)	0.1
Net cash provided by operating activities	93.0	76.9	62.2
Cash flows from investing activities:
Capital expenditures	(8.8)	(3.5)	(5.4)
Business acquisitions, net of cash acquired	—	—	(26.0)
Net cash used in investing activities	(8.8)	(3.5)	(31.4)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	341.7	—	—
Net proceeds from issuance of Class B common stock	0.1	—	—
Distributions to Scientific Games and affiliates, net	(311.7)	(77.9)	(30.2)
Payments of deferred offering costs	(9.3)	(0.6)	—
Payments of contingent acquisition consideration	(1.8)	—	—
Payments on license obligations	(2.0)	(1.0)	—
Payments of debt issuance costs	(1.1)	—	—
Net cash provided by (used in) financing activities	15.9	(79.5)	(30.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.5	(0.7)	1.0
Increase (decrease) in cash, cash equivalents and restricted cash	100.6	(6.8)	1.6
Cash, cash equivalents and restricted cash, beginning of period	10.0	16.8	15.2
Cash, cash equivalents and restricted cash, end of period	$110.6	$10.0	$16.8
Supplemental cash flow information:
Cash paid for income taxes	$1.5	$1.8	$0.7
Payment for Scientific Games’ intellectual property license included in Distributions to Scientific Games and affiliates, net	255.0	—	—
Non-cash investing and financing activities:
Non-cash additions to intangible assets related to license agreements	$—	$—	$4.0
Non-cash deferred offering costs	—	1.9	—
Non-cash business combination consideration	—	—	1.8
See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in USD, table amounts in millions, except per share amounts)

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
Initial Public Offering
On May 7, 2019, we completed the offering of 22,720,000 shares of Class A common stock at a public offering price of $16.00 per share, after giving effect to the underwriters’ partial exercise of their over-allotment option on June 4, 2019. We received $341.7 million in proceeds, net of underwriting discount, but before offering expenses of $9.3 million.

In connection with the closing of the IPO and partial exercise of over-allotment option, we consummated the following organizational transactions:

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

(iv) appoint SciPlay as the sole manager of SciPlay Parent LLC.

•	We amended and restated our articles of incorporation to, among other things, provide for Class A common stock and Class B common stock;

•	We used the net proceeds from the IPO and underwriters’ exercise of the over-allotment option after deducting the underwriting discount, as follows:

	Amount	Note
To acquire 20,725,319 LLC Interests from SG Holding I	$311.7	(A)
To acquire 1,994,681 newly issued LLC Interests from SciPlay Parent LLC	30.0	(B)
Net proceeds after deducting underwriting discount	$341.7

(A) SG Holding I subsequently used these proceeds as follows:
Acquire IP License from Parent (“Upfront License Payment”)(1)	$255.0
Distributed as a dividend to Scientific Games	56.7
	$311.7
(B) SciPlay Parent LLC subsequently used the proceeds as follows:
Fees and expenses incurred in connection with the IPO	$9.3
General corporate purposes, including a portion of contingent acquisition consideration	20.7
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

Our corporate structure following the IPO is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the SG Members to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “passthrough” entity, for U.S. income tax purposes following the IPO. One of these benefits is that future taxable income of SciPlay Parent LLC that is allocated to the SG Members will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the SciPlay Parent LLC entity level. Additionally, because the SG Members may exchange or redeem their LLC Interests for newly issued shares of our Class A common stock on a one-for-one basis or, at our option, for cash, the Up-C structure also provides the SG Members with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.

We also receive the same benefits as the SG Members on account of our ownership of LLC Interests in an entity treated as a partnership, or “passthrough” entity, for U.S. income tax purposes. As the SG Members redeem or exchange their LLC Interests, we will obtain a step-up in tax basis in our share of SciPlay Parent LLC assets. This step-up in tax basis will provide us with certain tax benefits, such as future depreciation and amortization deductions that can reduce the taxable income allocable to us. The TRA provides for the payment by us to the SG Members of 85% of the amount of tax benefits, if any, that we actually realize (or in some cases are deemed to realize) as a result of (i) increases in the tax basis of assets of SciPlay Parent LLC (a) in connection with the IPO, (b) resulting from any redemptions or exchanges of LLC Interests pursuant to the Operating Agreement or (c) resulting from certain distributions (or deemed distributions) by SciPlay Parent LLC and (ii) certain other tax benefits related to our making of payments under the TRA.

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

Basis of Presentation
              The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). SG Social Holding Company II, LLC is SciPlay’s predecessor for financial reporting purposes, and accordingly, for all periods presented prior to May 7, 2019, the financial statements represent the financial statements of the predecessor. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
              The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and the accompanying notes. Actual results may differ materially from our estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less. We place our temporary cash investments with high credit quality financial institutions. At times, such investments in U.S. accounts may be in excess of the Federal Deposit Insurance Corporation insurance limit. We had $8.0 million and $5.4 million held in foreign currency and foreign bank accounts as of December 31, 2019 and December 31, 2018, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

              Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any estimated uncollectible amounts. We review accounts receivable regularly and make estimates for the allowance for doubtful accounts when there is doubt as to our ability to collect individual balances. In evaluating our ability to collect outstanding receivable balances, we consider many factors, including the age of the balance, the platform provider's payment history and current creditworthiness, and current economic trends. Bad debts are written off after all collection efforts have ceased. We do not require collateral from our platform providers.

              We had no allowance for doubtful accounts as of December 31, 2019 and $1.1 million in allowance for doubtful accounts as of December 31, 2018 and had no significant write-offs or recoveries during the years ended December 31, 2019, 2018 and 2017.

Long-Lived Assets and Finite-Lived Intangible Assets

              We assess the recoverability of our other long-term assets (including intangibles) with finite lives whenever events arise or circumstances change that indicate the carrying value of the asset may not be recoverable. Recoverability of long-lived assets (or asset groups) to be held and used is measured by a comparison of the carrying amount of the asset (or asset group) to the expected net future undiscounted cash flows to be generated by that asset (or asset group).

              The amount of impairment of other long-lived assets and intangible assets with finite lives is measured by the amount by which the carrying amount of the asset exceeds the fair market value of the asset.

Revenue Recognition
We generate revenue from the sale of virtual coins, chips and bingo cards (collectively referred to as “virtual currency”), which players can use to play casino‑style slot games, table games and bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). We distribute our games through various global social web and mobile platforms such as Facebook, Apple, Google and Amazon, with some of our games available on Microsoft and other web and mobile platforms. The games are primarily WMS, Bally, BarcrestTM, and SHFLTM branded games. In addition, we also offer third‑party branded games and original content.

Disaggregation of Revenue
We believe disaggregation of our revenue on the basis of platform and geographical locations of our players is appropriate because the nature and the number of players generating revenue could vary on such basis, which represent different economic risk profiles.
The following table presents our revenue disaggregated by type of platform:

	Years Ended December 31,
	2019	2018	2017
Mobile	$391.0	$323.3	$259.6
Web	74.8	92.8	99.6
Other	—	0.1	2.2
Total revenue	$465.8	$416.2	$361.4
The following table presents our revenue disaggregated based on the geographical location of our players:

	Years Ended December 31,
	2019	2018	2017
U.S.(1)	$434.2	$380.3	$327.4
International	31.6	35.9	34.0
Total revenue	$465.8	$416.2	$361.4
(1) Geographic location is presented as being derived from the U.S. when data is not available.

General
                  On January 1, 2018, we adopted ASC 606 using the modified retrospective method, which was applied to customer contracts that were not completed as of January 1, 2018. In accordance with the modified retrospective transition method, our results of operations beginning with the first quarter of 2018 are presented in accordance with ASC 606, while prior periods continue to be reported in accordance with the historical revenue recognition guidance under ASC 605. The adoption of ASC 606 had no impact on our financial statements other than incremental disclosures provided herein.

Our social and mobile games operate on a free-to-play model, whereby game players may collect virtual currency free of charge through the passage of time or through targeted marketing promotions. If a game player wishes to obtain virtual currency above and beyond the level of free virtual currency available to that player, the player may purchase additional virtual currency. Once a purchase is completed, the virtual currency is deposited into the player's account and is not separately identifiable from previously purchased virtual currency or virtual currency obtained by the game player for free.

              Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps. When virtual currency is played in the games, the game player could "win" and would be awarded additional virtual currency, or could "lose" and lose the future use of that virtual currency. We have concluded that virtual currency represents consumable goods, because the game player does not receive any additional benefit from the games and is not entitled to any additional rights once the virtual currency is substantially consumed.

              Control transfers and we recognize revenues from player purchases of virtual currency as the virtual currency is consumed for game play. We determined through a review of play behavior that game players generally do not purchase additional virtual currency until their existing virtual currency balances have been substantially consumed. As we are able to track the duration between purchases of virtual currency for individual game players for specific games, we are able to reliably estimate the period of time over which virtual currency is consumed. Accordingly, for most games, we recognize revenue using an item-based revenue model.

              We estimate the amount of outstanding purchased virtual currency at period end based on customer behavior, because we are unable to distinguish between the consumption of purchased or free virtual currency. Based on an analysis of the customers' historical play behavior, the timing difference between when virtual currencies are purchased by a customer and when those virtual currencies are consumed in game play is relatively short.

              For games where we are unable to track the duration between purchases of virtual currency for individual game players, we are able to reliably estimate the average player life. Accordingly, we recognize revenue using a user-based revenue model. Future usage patterns may differ from historical usage patterns and therefore the estimated average playing periods may change in the future.

              We continuously gather and analyze detailed customer play behavior and assess this data in relation to our judgments used for revenue recognition.

Revenue Recognition prior to adoption of ASC 606 for the Year Ended December 31, 2018

For the year ended December 31, 2017, we recognized revenue in accordance with ASC 605 when persuasive evidence of an arrangement existed, the service had been provided to the user, the price paid by the user was fixed or determinable and collectability was reasonably assured. As described above in “General”, subsequent to adoption on January 1, 2018, we recognize revenue in accordance with ASC 606 when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expected to be entitled to in exchange for those services.

Contract Assets, Contract Liabilities and Other Disclosures
We receive customer payments based on the payment terms established in our contracts. Payment for the purchase of virtual currency is made at purchase, and such payments are non‑refundable in accordance with our standard terms of service. Such payments are initially recorded as a contract liability, and revenue is subsequently recognized as we satisfy our performance obligations. The contract asset is primarily comprised of platform fees for which revenue has not been recognized.
    The following table summarizes our opening and closing balances in contract assets, contract liabilities and accounts receivable:

	Accounts Receivable	Contract Assets(1)	Contract Liabilities(2)
Balance as of January 1, 2019	$31.5	$0.2	$0.7
Balance as of December 31, 2019	32.1	0.2	0.6
(1) Contract assets are included within Prepaid expenses and other current assets in our consolidated balance sheets.
(2) Contract liabilities are included within Accrued liabilities in our consolidated balance sheets.

During the years ended December 31, 2019 and 2018, we recognized $0.7 million and $1.5 million, respectively, of revenue that was included in the respective period beginning contract liability balance. Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

Principal-Agent Considerations

              Our games are played on various third-party platforms for which the platform providers collect proceeds from our customers and pay us an amount after deducting a platform fee. Because we have control over the content and functionality of games before they are accessed by the end user, we have determined we are the principal and, as a result, revenues are recorded on a gross basis. Payment processing fees paid to platform providers (such as Facebook, Apple, Amazon, Google and Microsoft) are recorded within cost of revenue.

Concentration of Credit Risk
Our revenue and accounts receivable are generated via certain platform providers, which subject us to a concentration of credit risk. The following tables summarize the percentage of revenues and accounts receivable generated via our platform providers in excess of 10% of our total revenues and total accounts receivable:

	Revenue Concentration			Accounts Receivable Concentration
	Years Ended December 31,			As of December 31,
	2019	2018	2017	2019	2018
Apple	44.8%	41.7%	41.1%	42.7%	38.6%
Google	35.9%	32.3%	27.7%	33.1%	31.3%
Facebook	16.7%	22.1%	27.2%	20.9%	23.7%
Cost of Revenue

              Amounts recorded as cost of revenue relate to direct expenses incurred in order to generate social gaming revenue. Such costs are recorded as incurred, and primarily consist of fees withheld by our platform providers from the player proceeds received by the platform providers on our behalf and licensing fees.

              Depreciation and amortization expense is excluded from cost of revenue and other operating expenses and is separately presented on the consolidated statements of income.

Advertising Cost

              The cost of advertising is expensed as incurred and totaled $123.6 million, $100.2 million and $81.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Advertising costs primarily consist of marketing and player acquisition and retention costs and are included in Sales and marketing expenses.

Research and Development (R&D)

              R&D costs relate primarily to employee costs associated with game development and enhancement costs that do not meet internal-use software capitalization criteria. Such costs are expensed as incurred.

Contingent Acquisition Consideration
Our contingent consideration liability is recorded at fair value on the acquisition date as part of the consideration transferred and is remeasured each reporting period. The changes in fair value of contingent acquisition consideration as a result of remeasurement are included in Contingent acquisition consideration expenses. The inputs used to measure the fair value of the Contingent acquisition consideration liability primarily consist of projected earnings‑based measures and probability of achievement (categorized as Level 3 in the fair value hierarchy as established by ASC 820). During the second quarter of 2019, we agreed with the SpiceRack selling shareholders to pay them $31.0 million in total contingent acquisition consideration. We paid $27.0 million during the year ended December 31, 2019 with the remaining balance to be fully paid by February 28, 2020. The following table summarizes our contingent acquisition consideration liabilities:

	As of December 31,
	2019	2018
Contingent acquisition consideration included in accrued liabilities	$4.0	$18.8
Contingent acquisition consideration included in other long-term liabilities	—	10.5

Restructuring and Other

              Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; and (v) acquisition related and other unusual items other than contingent acquisition consideration.

              Restructuring and other expense for the years ended December 31, 2019, 2018 and 2017 primarily related to items (i), (iii) and (v) set forth above.

Foreign Currency Translation

              We have operations in Israel where the local currency is the functional currency. Assets and liabilities of foreign operations are translated at period-end rates of exchange, and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements were accumulated as a separate component of Accumulated other comprehensive income (loss) in Stockholders’ Equity/Accumulated Net Parent Investment. Gains or losses resulting from foreign currency transactions are included in Other income (expense), net.

Acquisition of SpiceRack

              We account for business combinations in accordance with ASC 805. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition related restructuring costs, which are expensed as incurred, from acquisition accounting.

              On April 7, 2017, we completed the acquisition of the issued and outstanding capital stock of privately held mobile and social game company SpiceRack, which expanded our existing portfolio of social casino games and our customer base. The total cash paid, net of cash acquired was $26.0 million, which was funded using available cash and cash equivalents. In addition, during the second quarter of 2019, we agreed with the SpiceRack selling shareholders to pay them $31.0 million in total contingent acquisition consideration. Refer to the “Contingent Acquisition Consideration” section of this Note for additional details.

The following table summarizes the final allocation of the purchase price:

Total
Assets:
Accounts receivable	$1.2
Goodwill	12.8
Intangible assets	13.9
Liabilities:
Accounts payable	(0.1)
Total purchase price(1)	$27.8
(1) Includes $1.8 million of contingent acquisition consideration estimated at fair value on acquisition date.

The factors contributing to the recognition of goodwill are based on expected synergies resulting from this acquisition, including the expansion of the customer base. The resultant goodwill is expected to be deductible for income tax purposes.

The contingent acquisition consideration value was based on reaching certain growth in earnings before interest, taxes, depreciation and amortization (EBITDA) over the three-year period post close, with a maximum payout of up to $31.0 million and approximately 80% of the maximum contingent consideration payout based on the growth in the second year EBITDA. As described in the “Contingent Acquisition Consideration” section above, during the second quarter of 2019 the contingent acquisition consideration amount was subsequently remeasured to $31.0 million in accordance with the agreement with the SpiceRack selling shareholders.

The fair value of intangible assets was determined using a combination of the royalty savings method and the excess earnings method considered Level 3 hierarchy as established by ASC 820. The discount rate used in the valuation analysis was 20%, and royalty rates ranged between 1% and 16%. The following table details the intangible assets identified:

	Fair value	Life (Years)
Customer relationships	$8.6	7
Intellectual property	4.5	5
Brand names	0.8	10

SpiceRack revenue and net income since the acquisition date and through December 31, 2017 included in the consolidated statement of income were $13.8 million and $1.9 million, respectively. The following unaudited pro forma financial information for the year ended December 31, 2017 gives effect to the SpiceRack acquisition as if it had been completed on January 1, 2016:

Year Ended December 31, 2017
Revenue	$365.3
Net income	23.2

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been if the SpiceRack acquisition had taken place on January 1, 2016, nor is it indicative of future operating results. The pro forma amounts include the historical operating results of SciPlay’s predecessor and SpiceRack prior to the acquisition, with adjustments factually supportable and directly attributable to the SpiceRack acquisition, primarily related to the effect of fair value adjustments and related depreciation and amortization.

Fair Value Measurements

              Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of our assets and liabilities, when necessary, using an established three-level hierarchy in accordance with ASC 820.

              The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximates their recorded values due to the short-term nature of these instruments.

              In connection with our 2017 acquisition of SpiceRack, we have recorded contingent consideration liability, which value is based on reaching certain earnings-based metrics. The contingent consideration liability was recorded at fair value on the acquisition date as part of the consideration transferred and is remeasured each reporting period. The inputs used to measure the fair value of contingent consideration liability are categorized as Level 3 in the fair value hierarchy. Refer to Contingent Acquisition Consideration section above for additional disclosures.

              As of December 31, 2019 and 2018 we did not have other assets and liabilities recorded at fair value on a recurring or nonrecurring basis other than those described above.

Revolving Credit Facility

In connection with the IPO, SciPlay Holding, a wholly owned subsidiary of SciPlay Parent LLC, as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, entered into a $150.0 million revolving credit agreement (the “Revolver”) that matures in May 2024. The interest rate is either Adjusted LIBOR (as defined in the Revolver) plus 2.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) or ABR (as defined in the Revolver) plus 1.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) at our option. We are required to pay to the lenders a commitment fee of 0.500% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the five-year anniversary of the closing date of the Revolver, which fee varies based on the total net leverage ratio and is subject to a floor of 0.375%. As of December 31, 2019 the commitment fee was 0.375% per annum. The Revolver provides for up to $15.0 million in letter of credit issuances, which requires customary issuance and administration fees, and a fronting fee of 0.125%.

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

We capitalized $1.1 million in debt issuance costs associated with the Revolver, which are presented in Other assets and amortized over the term of the arrangement and reflected in Other income (expense). As of December 31, 2019, we had no balance outstanding on our Revolver, and we have incurred $0.5 million in unused revolver commitment fees, which are reflected in Other income (expense).

New Accounting Guidance‑ Adopted
The FASB issued ASU No. 2016-02, Leases (Topic 842) in 2016. ASU 2016-02 combined with all subsequent amendments (collectively, “ASC 842”) requires balance sheet recognition for all leases with a lease term greater than one year to be recorded as a lease liability (on a discounted basis) with a corresponding right-of-use asset. This guidance also expands the required quantitative and qualitative disclosures for lease arrangements and gives rise to other changes impacting certain aspects of lessee and lessor accounting. We adopted ASC 842 as of January 1, 2019 using the optional transition method provided by ASU 2018-11 and applied the lessee package of practical expedients. See Note 6 for our lease accounting policy and the adoption impact of ASC 842 on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows companies to make an election to reclassify from Accumulated Other
Comprehensive Income (AOCI) to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. This ASU is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The amendments in this updated guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. corporate federal income tax rate in the Tax Act is recognized. We adopted this standard effective January 1, 2019. We elected not to reclassify the income tax effects of the Tax Cuts and Jobs Act from AOCI to retained earnings. The adoption of this guidance did not have a material effect on our consolidated financial statements.

New Accounting Guidance‑ Not yet adopted
The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new guidance is effective for us beginning January 1, 2020. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We do not expect a material impact on our consolidated financial statements from the adoption of this guidance.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in ASC 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The new guidance is effective for us beginning January 1, 2020. We do not expect a material impact on our consolidated financial statements from the adoption of this guidance.

We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

(2) Prepaid Expenses and Other Current Assets

 Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2019	2018
Prepaid expenses and other	$3.0	$1.7
Deferred Offering Costs	—	2.7
Income tax receivable	1.1	1.0
Contract assets	0.2	0.2
	$4.3	$5.6

During the year ended December 31, 2019, we incurred $9.3 million in costs directly related to pursuing the IPO. These costs were charged against the gross offering proceeds.

(3) Property and equipment, net

Property and equipment, net are stated at cost, and when placed in service, are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Item	Estimated Life in Years
Computer equipment	3 - 5
Furniture and fixtures	5 - 10
Leasehold improvements	Shorter of the estimated useful life or remaining lease term

Property and equipment, net consisted of the following:

	As of December 31,
	2019	2018
Computer equipment	$4.3	$2.8
Furniture and fixtures	2.1	1.4
Leasehold improvements	2.7	1.2
Less: accumulated depreciation and amortization	(4.5)	(3.6)
Total property and equipment, net	$4.6	$1.8

The following reflects depreciation and amortization expense related to property and equipment included within depreciation and amortization:

	Years Ended December 31,
	2019	2018	2017
Depreciation and amortization expense	$0.9	$0.6	$0.8

(4) Goodwill, Intangible Assets and Software, net
Goodwill
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
We account for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other ("ASC 350"). We test goodwill for impairment annually as of October 1 of each fiscal year, or whenever events or circumstances make it more likely than not that impairment may have occurred since completion of the last annual test. Impairment testing for goodwill is performed at the reporting unit level. We have identified a single reporting unit based on our management structure. The fair value of goodwill for this reporting unit is in excess of its carrying value.
Intangible Assets, net
Intangible assets reflected in these financial statements were allocated based on an estimate of the relative fair value that existed at the time of origination of intangible assets in connection with our SpiceRack acquisition and Parent’s acquisitions of WMS and Bally.  Identified intangible assets are amortized over two to ten years using the straight-line method, which materially approximates the pattern of the assets' use. Factors considered when assigning useful lives include legal, regulatory and contractual provisions, game or technology obsolescence, demand, competition and other economic factors.
The following table presents certain information regarding our intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2019
Amortizable intangible assets:
Intellectual property	$35.4	$(33.4)	$2.0
Customer relationships	23.2	(18.0)	5.2
Licenses	5.1	(2.4)	2.7
Brand names	3.9	(3.3)	0.6
	$67.6	$(57.1)	$10.5

Balance as of December 31, 2018
Amortizable intangible assets:
Intellectual property	$33.0	$(30.1)	$2.9
Customer relationships	23.2	(16.8)	6.4
Licenses	5.1	(1.5)	3.6
Brand names	3.7	(3.0)	0.7
	$65.0	$(51.4)	$13.6

The following reflects amortization expense related to intangible assets included within depreciation and amortization:

	Years Ended December 31,
	2019	2018	2017
Amortization expense(1)	$3.0	$11.2	$13.8
(1) Amortization expense for the years ended December 31, 2018 and 2017 includes $4.2 million in accelerated amortization of certain Dragonplay intellectual property recorded as a result of a change in estimate of the remaining useful lives.

Estimated amortization expense for the years ending December 31, 2020 through 2024 and thereafter is as follows:

Year	Expense
2020	$3.0
2021	3.0
2022	2.4
2023	1.5
2024	0.4
Thereafter	0.2
$10.5

Software, net

We capitalize direct costs of services used in the development of our games. Amounts capitalized are amortized over a period of three years on a straight-line basis.

              Software, net consisted of the following:

	As of December 31,
	2019	2018
Software	$16.8	$12.0
Accumulated amortization	(10.3)	(7.7)
Software, net	$6.5	$4.3

The following reflects amortization expense related to Software included within depreciation and amortization:

	Years Ended December 31,
	2019	2018	2017
Amortization expense	$3.1	$3.3	$2.4

(5) Accrued liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2019	2018
Compensation and benefits	$3.6	$7.2
Contingent acquisition consideration	4.0	18.8
Taxes	0.4	1.2
Liabilities under the TRA	2.6	—
Operating lease liabilities	1.9	—
Other	1.2	0.8
	$13.7	$28.0

(6) Leases
On January 1, 2019, we adopted ASC 842 using the optional transition method provided by ASU 2018-11. Our operating leases primarily consist of real estate leases such as offices. Our leases have remaining terms of 8 months to 5 years. We do not have any finance leases. Our total variable and short term lease payments and operating lease expenses were immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

December 31, 2019
Operating lease right-of-use assets(1)	$6.0
Accrued liabilities	1.9
Operating lease liabilities	5.2
Total operating lease liabilities	$7.1

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases for the year ended December 31, 2019	$2.1
Weighted average remaining lease term, years	4.16
Weighted average discount rate	5.0%
(1) Right-of-use assets obtained in exchange for lease obligations for the year ended December 31, 2019 were immaterial.

Lease liability maturities:

Operating Leases
2020	$2.1
2021	1.7
2022	1.8
2023	1.3
2024	1.0
Thereafter	—
Less: Imputed Interest	(0.8)
Total	$7.1

As of December 31, 2019, we did not have material additional operating leases that have not yet commenced.

(7) Stockholders’ Equity and Noncontrolling Interest

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

Noncontrolling Interest

We are a holding company, and our sole material assets are LLC Interests that we purchased from SciPlay Parent LLC and SG Holding I, representing an aggregate 18.0% economic interest in SciPlay Parent LLC. The remaining 82.0% economic interest in SciPlay Parent LLC is owned indirectly by SGC, through the ownership of LLC Interests by the indirect wholly owned subsidiaries of Scientific Games, the SG Members.

The organizational transactions (including the IP License Agreement), consummated in connection with the closing of the IPO and partial exercise of over-allotment option, as described in Note 1, were executed concurrently with a single economic objective; therefore, the net effect of these transactions along with accumulated net parent investment balance as of the IPO date was allocated on a pro rata basis between additional paid-in capital and noncontrolling interest.

Stock-Based Compensation

During the second quarter of 2019, we adopted a Long-Term Incentive Plan (“LTIP”). The LTIP authorizes the issuance of up to 6.5 million shares of our Class A common stock to be granted in connection with awards of incentive and nonqualified stock options, restricted stock and stock units, stock appreciation rights and performance-based awards.
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
The following table summarizes stock‑based compensation expense that is included in general and administrative expenses:

	Years Ended December 31,
	2019	2018	2017
Related to SciPlay equity awards	$5.7	$—	$—
Related to the Parent’s equity awards	3.2	4.0	4.3
Total	$8.9	$4.0	$4.3

As of December 31, 2019, we had $13.4 million in unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average expected vesting period of 1.3 years, of which $9.9 million relates to PRSUs.
Performance-Based Restricted Stock Units (PRSUs)

Starting with the second quarter of 2019, SciPlay employees including our senior executives and a non-employee director are granted PRSUs with respect to our Class A common stock. The performance criteria for vesting of such PRSUs granted is based on revenue and Adjusted EBITDA metrics set through the end of fiscal year 2022. Recipients of these awards generally must be actively employed by and providing services to the Company on the last day of the performance period in order to receive an award payout. In certain cases, upon death, disability or a qualifying termination, all or a pro-rata portion of the PRSUs will remain eligible to vest at the end of the performance period.

The fair value of the PRSUs granted was based on the closing price of our Class A common stock on the date of each grant. Stock-based compensation expense associated with these awards is recognized over the service period based on our projection as to the probable outcome of the above specified performance conditions. We reassess the probability of meeting the above specified performance conditions at each reporting period and adjust stock-based compensation expense to reflect current expected results, as necessary.

During 2019 we granted 4.1 million of performance and time-based restricted stock units with a weighted average grant date value of $15.54. All of the restricted stock units granted during 2019 remained unvested as of December 31, 2019.

(8) Earnings per Share
The table below sets forth a calculation of basic earnings per share ("EPS") based on net income attributable to SciPlay divided by the basic weighted average number of Class A common stock. Diluted EPS of Class A common stock is computed by dividing net income attributable to SciPlay by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to all potentially dilutive securities, using the treasury stock method.

For purposes of calculating EPS for periods prior to the IPO, including the year ended December 31, 2019 for which a portion of the period preceded the IPO, we retrospectively presented EPS as if the IPO had occurred at the beginning of the earliest period presented.

We excluded Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have an economic interest in us and therefore a separate presentation of EPS of Class B common stock under the two-class method has not been provided.

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net income	$93.5	$39.0	$23.1
Less: net income attributable to the noncontrolling interest	61.1	—	—
Net income attributable to SciPlay	$32.4	$39.0	$23.1
Denominator:
Weighted average shares of Class A common stock for basic EPS	22.7	22.7	22.7
Effect of dilutive securities:
Stock-based compensation grants	—	—	—
Weighted average shares of Class A common stock for diluted EPS	22.7	22.7	22.7
Basic and diluted net income attributable to SciPlay per share:
Basic	$1.43	$1.72	$1.02
Diluted	$1.43	$1.72	$1.02

(9) Income Taxes
Income taxes are determined using the liability method of accounting for income taxes, under which deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred income tax balances are reported using currently enacted tax rates and are adjusted for changes in such rates in the period of change.

We hold an economic interest of 18% in SciPlay Parent LLC subsequent to the IPO. The 82% that we do not own represents a noncontrolling interest for financial reporting purposes. SciPlay Parent LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, SciPlay Parent LLC is not subject to income tax in most jurisdictions, and SciPlay Parent LLC’s members, of which we are one, are liable for income taxes based on their allocable share of SciPlay Parent LLC’s taxable income.

The components of net income before income taxes are as follows:

	Years Ended December 31,
	2019	2018	2017
United States	$101.1	$50.8	$62.2
Foreign	1.1	(1.4)	(17.0)
Net income before income taxes	$102.2	$49.4	$45.2

The components of income tax expense are as follows:

	Years Ended December 31,
	2019	2018	2017
Current
U.S. Federal	$5.4	$11.0	$22.6
U.S. State	1.5	3.8	2.3
Foreign	0.9	1.6	0.9
Total	$7.8	$16.4	$25.8
Deferred
U.S. Federal	0.6	(2.6)	(1.7)
U.S. State	0.5	(0.9)	(0.2)
Foreign	(0.2)	(2.5)	(1.8)
Total	0.9	(6.0)	(3.7)
Total income tax expense	$8.7	$10.4	$22.1

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	Years Ended December 31,
	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
U.S. state income taxes, net of federal benefit	1.7%	3.1%	3.1%
R&D credits	(0.4)%	(1.7)%	(0.7)%
Impact of foreign rate differential	(0.1)%	0.1%	3.4%
Permanent items	0.4%	(1.4)%	4.1%
Noncontrolling interest	(12.2)%	—%	—%
Other	(1.9)%	—%	—%
Impact of U.S. Tax Reform	—%	—%	3.9%
Effective income tax rate	8.5%	21.1%	48.8%

Our effective tax rate for the year ended December 31, 2019 differs from the statutory rate of 21.0% primarily because we do not record income taxes for the noncontrolling interest portion of pre-tax income. Additionally, the periods prior to the IPO are presented using historical results of operations and cost basis of the assets and liabilities as if we operated on a standalone basis during those periods, and the tax provision is calculated as if we completed separate tax returns apart from our Parent (“Separate-return Method’’). Certain legal entities that are included in these financial statements under the Separate-return Method were included in tax filings of affiliated entities that are not part of these financial statements.

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following:

	As of December 31,
	2019	2018
Deferred tax assets:
Compensation not currently deductible	$0.3	$8.1
Liabilities under the TRA	18.2	—
Investment in LLC	75.0	—
Other	1.3	1.3
Valuation allowance	(7.7)	—
Realizable deferred tax assets	87.1	9.4
Deferred tax liabilities:
Other	—	(3.0)
Total deferred tax liabilities	—	(3.0)
Net deferred tax assets on balance sheet	$87.1	$6.4

As a result of the IPO, we recorded a deferred tax asset for the difference between the financial reporting value and the tax basis of our investment in SciPlay Parent LLC. We also recorded a deferred tax asset for the tax basis increases that will be generated from future payments under the Tax Receivable Agreement. The TRA liability represents 85% of the tax savings we expect to receive from the amortization deductions associated with the step-up in basis of depreciable assets under Internal Revenue Code Section 754. This DTA will be realized as cash payments are made to the TRA participants.

As of December 31, 2019, we did not have any material NOL or credit carryforwards.

The following table summarizes our valuation allowances:

	As of December 31,
	2019	2018
Federal	$(5.7)	$—
State	(0.9)	—
Foreign	(1.1)	—
	$(7.7)	$—

At each reporting period, we analyze the likelihood of our deferred taxes assets to be realized. If, based upon all available evidence, both positive and negative, it is more likely than not that such deferred tax assets will not be realized, a valuation allowance is recorded. As a result of this analysis, we determined that a portion of the DTA related to our investment in SciPlay Parent LLC is not expected to be realized; therefore, we recorded a valuation allowance on this portion of the outside basis difference in our investment.

We apply a recognition threshold and measurement attribute related to uncertain tax positions taken or expected to be taken on our tax returns. We recognize a tax benefit for financial reporting of an uncertain income tax position when it has a greater than 50% likelihood of being sustained upon examination by the taxing authorities. We measure the tax benefit of an uncertain tax position based on the largest benefit that has a greater than 50% likelihood of being ultimately realized including evaluation of settlements. For the years ended December 31, 2019 and 2018, we had no unrecognized tax benefits.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. There are no material state, local or non-U.S. examinations by tax authorities currently ongoing.

(10) Related Party Transactions
The following is the summary of expenses paid to Scientific Games and settled in cash:

	Years Ended December 31,
	2019	2018	2017	Financial Statement Line Item
Royalties for Scientific Games IP(1)	$10.2	$26.1	$23.6	Cost of revenue
Royalties to Scientific Games for third-party IP	6.9	7.7	5.5	Cost of revenue
Parent services(2)	5.0	5.7	7.0	General and administrative
(1) In accordance with the IP License Agreement, we did not incur any additional royalty expense related to Scientific Games IP after the effective date of the IP License Agreement.
(2) Parent services expense for the year ended December 31, 2017 includes $1.6 million in digital shared services. Digital shared services represent shared general and administrative expenses within the Parent's Digital segment, including but not limited to, executive, finance, human resources and legal.

The following is the summary of balances due to affiliates:

	As of December 31,
	2019	2018
Royalties under intercompany IP License Agreement(1)	$0.5	$4.5
Parent services	0.8	0.5
Reimbursable expenses to (from) Scientific Games and its subsidiaries	1.4	(1.3)
	$2.7	$3.7
(1) For 2019 all such royalties payable are related to royalties for use of third-party IP.
IP Royalties
In connection with the IPO, we entered into the IP License Agreement from which we obtained an exclusive (subject to certain limited exceptions), perpetual, non-royalty-bearing license from SG Gaming, Inc. (formerly known as Bally Gaming, Inc.) (“SG Gaming”) for intellectual property created or acquired by SG Gaming or its affiliates on or before the third anniversary of the date of the IP License Agreement in any of our currently available or future social games that are developed for mobile platforms, social media platforms, internet platforms or other interactive platforms and distributed solely via digital delivery, and a non-exclusive, perpetual, non-royalty-bearing license for intellectual property created or acquired by SG Gaming or its affiliates after such third anniversary, for use in our currently available games. So long as the IP License Agreement remains in effect, we do not expect to pay any future royalties or fees for our use of intellectual property owned by SG Gaming or its affiliates in our currently available games. The purchase price of the license was $255.0 million, which was determined based on the appropriate valuation methodology performed by a third-party valuation specialist. This transaction was treated as a deemed distribution to the Parent as it constitutes a transaction between entities under common control.
The Parent frequently licenses intellectual property (“IP”) from third parties, which we use in developing our games pursuant to the IP License Agreement. Royalties allocated for use of third‑party IP are charged to us and are typically based upon net social gaming revenues and the royalty rates defined and stipulated in the third‑party agreements.
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
TRA
As described in Note 1 and in connection with the IPO, we entered into the TRA with the SG Members. The annual tax benefits are computed by comparing the income taxes due including such tax benefits and the income taxes due without such benefits. Our estimated liability under the TRA as of December 31, 2019 was $75.3 million, of which $2.6 million was included in Accrued liabilities.

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

(11) Commitments and Contingencies
Benefit plans

            We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions (as defined in the plan document). Contribution expense for the years ended December 31, 2019, 2018 and 2017 amounted to $1.5 million, $1.2 million and $1.0 million, respectively.
Litigation
From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. In addition, we may receive notifications alleging infringement of patent or other IP rights.
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
SciPlay IPO Matter (New York)
On or about October 14, 2019, the Police Retirement System of St. Louis filed a putative class action complaint in New York state court against SciPlay, certain of its executives and directors, and SciPlay’s underwriters with respect to its IPO (the “PRS Action”). The complaint was amended on November 18, 2019. The plaintiff seeks to represent a class of all persons or entities who acquired Class A common stock of SciPlay pursuant and/or traceable to the Registration Statement filed and issued in connection with SciPlay’s IPO on or about May 3, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages of at least $146.0 million, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action.

On or about December 9, 2019, Hongwei Li filed a putative class action complaint in New York state court asserting substantively similar causes of action under the Securities Act of 1933 and substantially similar factual allegations as those alleged in the PRS Action (the “Li Action”). On December 18, 2019, the New York state court entered a stipulated order consolidating the PRS Action and the Li Action into a single lawsuit. On December 23, 2019, we moved to dismiss both complaints. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

SciPlay IPO Matter (Nevada)

On or about November 4, 2019, plaintiff John Good filed a putative class action complaint in Nevada state court against SciPlay, certain of its executives and directors, Scientific Games, and SciPlay’s underwriters with respect to SciPlay’s IPO. The plaintiff seeks to represent a class of all persons who purchased Class A common stock of SciPlay in or traceable to SciPlay’s IPO that it completed on or about May 7, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

(12) Selected Quarterly Financial Data, unaudited

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019	2018	2018	2018	2018
Revenue(2)	$112.9	$116.4	$118.1	$118.4	$113.7	$105.3	$99.7	$97.5
Cost of revenue(2)	35.4	36.9	40.5	45.7	43.8	40.6	38.4	37.6
Net income (loss)(2)	28.6	25.0	26.2	13.7	18.7	9.2	12.2	(1.1)
Net income (loss) attributable to SciPlay(2)	4.4	2.0	12.3	13.7	18.7	9.2	12.2	(1.1)

Basic and diluted net income (loss) attributable to SciPlay per share(1):
Basic	$0.19	$0.09	$0.54	$0.60	$0.82	$0.41	$0.54	$(0.05)
Diluted	$0.19	$0.09	$0.54	$0.60	$0.82	$0.41	$0.54	$(0.05)

Weighted average number of shares of Class A common stock used in per share calculation:
Basic shares	22.7	22.7	22.7	22.7	22.7	22.7	22.7	22.7
Diluted shares	22.7	22.7	22.7	22.7	22.7	22.7	22.7	22.7
(1) For purposes of calculating EPS for periods prior to the IPO, including the quarter ended June 30, 2019 for which a portion of the period preceded the IPO, we retrospectively presented EPS as if the IPO had occurred at the beginning of the earliest period presented.
(2) Subsequent to the issuance of the Company’s September 30, 2019 report on Form 10-Q, we identified prior interim and annual errors related to revenues denominated in foreign currencies. As a result, the Company recorded an out of period adjustment during Q4 2019 as set forth in the following table which also presents the amount and time periods in which the errors originated:

(overstatement)/understatement		Originating Period
	Total impact on Q4 2019	Q1 through Q3 2019	2018	2017	Periods from inception through 2016
Revenue	$6.3	$(2.1)	$(1.7)	$(1.1)	$(1.4)
Net income	3.6	(1.3)	(0.9)	(0.6)	(0.8)

We concluded that these errors were not material to any prior interim or annual periods.

SCHEDULE II
SCIPLAY CORPORATION
Valuation and Qualifying Accounts
Years Ended December 31, 2019, 2018 and 2017
(in millions)

Tax related valuation allowance	Balance at beginning of period	Additions/(deductions)	Balance at end of period
Year Ended December 31, 2017	$—	—	$—
Year Ended December 31, 2018	$—	—	$—
Year Ended December 31, 2019	$—	7.7	$7.7

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of SciPlay Corporation (incorporated by reference to Exhibit 3.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
3.2	Amended and Restated Bylaws of SciPlay Corporation (incorporated by reference to Exhibit 3.2 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
4.1	Description of the Company’s Securities.*
10.1
Scientific Games Corporation 2003 Incentive Compensation Plan (Amended and Restated as of June 12, 2019) (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on November 8, 2019).(†)

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

10.7
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

10.9
Registration Rights Agreement, dated May 7, 2019, by and among SciPlay Corporation, SG Social Holding Company I, LLC, SG Social Holding Company, LLC and such other persons from time to time party thereto (incorporated by reference to Exhibit 10.3 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.10
License Agreement, dated May 7, 2019, by and between Bally Gaming, Inc. and SG Social Holding Company I, LLC (incorporated by reference to Exhibit 10.4 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.11
Assignment Agreement, dated May 7, 2019, by and between SG Social Holding Company I, LLC and SciPlay Holding Company, LLC (incorporated by reference to Exhibit 10.5 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.12
Services Agreement, dated May 7, 2019, by and among Scientific Games Corporation, Scientific Games International, Inc., Bally Gaming, Inc. and SciPlay Holding Company, LLC (incorporated by reference to Exhibit 10.6 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.13
Credit Agreement, dated May 7, 2019, among SciPlay Holding Company, LLC, as the borrower, SciPlay Parent Company, LLC, the several lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, collateral agent and issuing lender, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank. N.A., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., MacQuarie Capital (USA) Inc. and RBC Capital Markets, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.7 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.14
Employment Agreement, dated as of May 7, 2019, by and between SciPlay Parent Company, LLC and Joshua J. Wilson (incorporated by reference to Exhibit 10.8 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).(†)

10.15
Offer Letter, dated as of May 7, 2019, from SciPlay Parent Company, LLC to Michael Cody (incorporated by reference to Exhibit 10.9 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).(†)

10.16
Social Award Agreement, dated as of May 7, 2019, by and between SciPlay Corporation and Barry L. Cottle (incorporated by reference to Exhibit 10.10 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).(†)

10.17
Social Award Agreement, dated as of May 7, 2019, by and between SciPlay Corporation and M. Mendel Pinson (incorporated by reference to Exhibit 10.12 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on August 1, 2019).(†)

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1
Terms and Conditions of Equity Awards to Key Employees under the SciPlay Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on November 8, 2019).(†)

99.2
Terms and Conditions of Equity Awards to Non-Employee Directors under the SciPlay Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on November 8, 2019).(†)

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 18, 2020	SCIPLAY CORPORATION
(Registrant)

	By:	/s/ Michael D. Cody
	Name:	Michael D. Cody
	Title:	Chief Financial Officer

	By:	/s/ Michael F. Winterscheidt
	Name:	Michael F. Winterscheidt
	Title:	Chief Accounting Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 18, 2020.

Signature	Title

/s/ Joshua J. Wilson	Chief Executive Officer and Director (Principal Executive Officer)
Joshua J. Wilson

/s/ Michael D. Cody	Chief Financial Officer (Principal Financial Officer)
Michael D. Cody

/s/ Michael F. Winterscheidt	Chief Accounting Officer and Secretary (Principal Accounting Officer)
Michael F. Winterscheidt

/s/ Barry L. Cottle	Executive Chairman of the Board of Directors and Director
Barry L. Cottle

/s/ Gerald D. Cohen	Director
Gerald D. Cohen

/s/ Michael Marchetti	Director
Michael Marchetti

/s/ Jay Penske	Director
Jay Penske

/s/ M. Mendel Pinson	Director
M. Mendel Pinson

/s/ William C. Thompson, Jr.	Director
William C. Thompson, Jr.

/s/ Frances F. Townsend	Director
Frances F. Townsend