Form 10-Q
period 2020-03-31
SciPlay Corp
filed 2020-05-11
CIK 1760717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 5, 2020:
Class A Common Stock: 22,720,000
Class B Common Stock: 103,547,021

SCIPLAY CORPORATION
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2020

FORWARD-LOOKING STATEMENTS
        Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal,” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:
•the impact of the COVID-19 pandemic and any resulting social, political, economic and financial complications;

•our ability to attract and retain players;
•our reliance on third-party platforms;
•our dependence on the optional purchases of coins, chips and cards to supplement the availability of periodically offered free coins, chips and cards;
•dependence on skilled employees with creative and technical backgrounds;
•expectations of growth in total consumer spending on social casino gaming;
•our dependence on certain key providers;
•natural events and health crises that disrupt our operations or those of our providers or suppliers;
•U.S. and international economic and industry conditions;
•stock price volatility;
•our ability to continue to launch and enhance games that attract and retain a significant number of paying players;
•our reliance on a small percentage of our players for nearly all of our revenue;
•our ability to adapt to, and offer games that keep pace with, changing technology and evolving industry standards;
•competition;
•the impact of legal and regulatory restrictions on our business, including significant opposition in some jurisdictions to interactive social gaming, including social casino gaming, and how such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming or social casino gaming specifically, and how this could result in a prohibition on interactive social gaming or social casino gaming altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations;
•laws and government regulations, both foreign and domestic, including those relating to our parent, Scientific Games Corporation, and to data privacy and security, including with respect to the collection, storage, use, transmission, sharing and protection of personal information and other consumer data, and those laws and regulations that affect companies conducting business on the internet, including ours;
•the continuing evolution of the scope of data privacy and security regulations, and our belief that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions;
•our ability to use the intellectual property rights of our parent, Scientific Games Corporation, and other third parties, including the third-party intellectual property rights licensed to Scientific Games Corporation, under our intellectual property license agreement (“IP License Agreement”) with our parent;
•protection of our proprietary information and intellectual property, inability to license third-party intellectual property and the intellectual property rights of others;

•security and integrity of our games and systems;
•security breaches, cyber-attacks or other privacy or data security incidents, challenges or disruptions;
•reliance on or failures in information technology and other systems;
•our ability to complete acquisitions and integrate businesses successfully;
•our ability to pursue and execute new business initiatives;
•fluctuations in our results due to seasonality and other factors;
•risks related to foreign operations, including the complexity of foreign laws, regulations and markets; the uncertainty of enforcement of remedies in foreign jurisdictions; the effect of currency exchange rate fluctuations; the impact of foreign labor laws and disputes; the ability to attract and retain key personnel in foreign jurisdictions; the economic, tax and regulatory policies of local governments; and compliance with applicable anti-money laundering, anti-bribery and anti-corruption laws;
•changes in tax laws or tax rulings, or the examination of our tax positions;
•the discontinuation or replacement of LIBOR, which may adversely affect interest rates;

•litigation and other liabilities relating to our business, including litigation and liabilities relating to consumer protection, gambling-related matters, employee matters, alleged service and system malfunctions, alleged intellectual property infringement and claims relating to our contracts, licenses and strategic investments;
•restrictions and covenants in debt agreements, including those that could result in acceleration of the maturity of our indebtedness;
•failure to maintain adequate internal control over financial reporting;
•influence of certain stockholders, including decisions that may conflict with the interests of other stockholders;
•our ability to achieve some or all of the anticipated benefits of being a standalone public company; and
•our dependence on distributions from SciPlay Parent Company, LLC (“SciPlay Parent LLC”) to pay our taxes and expenses, including substantial payments we will be required to make under the Tax Receivable Agreement (the “TRA”).
        Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under “Risk Factors” in Part II, Item 1A of this Quarterly Report of Form 10-Q and Part I, Item 1A “Risk Factors” in our 2019 Annual Report on Form 10-K filed with the SEC on February 18, 2020 (the “2019 Form 10-K”). Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
        This Quarterly Report on Form 10-Q may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Although we believe industry information to be accurate, it is not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning international social gaming industries than the same industries in the U.S. Some data is also based on our good faith estimates, which are derived from our review of internal surveys or data, as well as the independent sources referenced above. Assumptions and estimates of our and our industry's future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2019 Form 10-K. These and other factors could cause future performance to differ materially from our assumptions and estimates.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$118.3	$118.4
Operating expenses:
Cost of revenue(1)	37.9	45.7
Sales and marketing(1)	28.2	34.3
General and administrative(1)	10.2	10.3
Research and development(1)	7.3	5.8
Depreciation and amortization	2.0	1.7
Restructuring and other	0.5	0.6
Operating income	32.2	20.0
Other income (expense), net	0.5	(1.6)
Net income before income taxes	32.7	18.4
Income tax expense	1.6	4.7
Net income	31.1	13.7
Less: Net income attributable to the noncontrolling interest	26.7	—
Net income attributable to SciPlay	$4.4	$13.7

Basic and diluted net income attributable to SciPlay per share:
Basic	$0.19
Diluted	$0.19

Weighted average number of shares of Class A common stock used in per share calculation:
Basic shares	22.7
Diluted shares	23.7
(1) Excludes depreciation and amortization.
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2020	2019
Net income	$31.1	$13.7
Other comprehensive income:
Foreign currency translation (loss) gain, net of tax	(0.8)	1.9
Total comprehensive income	30.3	15.6
Less: comprehensive income attributable to the noncontrolling interest	26.1	—
Comprehensive income attributable to SciPlay	$4.2	$15.6
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$132.6	$110.6
Accounts receivable, net	42.4	32.1
Prepaid expenses and other current assets	3.3	4.3
Total current assets	178.3	147.0
Property and equipment, net	4.4	4.6
Operating lease right-of-use assets	5.4	6.0
Goodwill	120.7	120.7
Intangible assets and software, net	16.5	17.0
Deferred income taxes and other assets	87.7	89.3
Total assets	$413.0	$384.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16.3	$12.8
Accrued liabilities	9.6	13.7
Due to affiliate	2.0	2.7
Total current liabilities	27.9	29.2
Operating lease liabilities	4.5	5.2
Liabilities under TRA	72.7	72.7
Total liabilities	105.1	107.1
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Class A common stock, par value $0.001 per share - 625.0 shares authorized, 22.7 issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Class B common stock, par value $0.001 per share - 130.0 shares authorized, 103.5 issued and outstanding as of March 31, 2020 and December 31, 2019	0.1	0.1
Additional paid-in capital	41.9	41.7
Retained earnings	16.4	12.0
Accumulated other comprehensive income	0.1	0.3
Total SciPlay stockholders’ equity	58.5	54.1
Noncontrolling interest	249.4	223.4
Total stockholders’ equity	307.9	277.5
Total liabilities and stockholders’ equity	$413.0	$384.6
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ACCUMULATED NET PARENT INVESTMENT
(Unaudited, in millions)

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
December 31, 2019	22.7	$—	103.5	$0.1	$41.7	$12.0	$0.3	$223.4	$277.5
Net income	—	—	—	—	—	4.4	—	26.7	31.1
Stock-based compensation	—	—	—	—	0.2	—	—	(0.1)	0.1
Currency translation	—	—	—	—	—	—	(0.2)	(0.6)	(0.8)
March 31, 2020	22.7	$—	103.5	$0.1	$41.9	$16.4	$0.1	$249.4	$307.9

	Accumulated net parent investment	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
		Shares	Amount	Shares	Amount
December 31, 2018	$140.8	—	$—	—	$—	$—	$—	$(2.2)	$—	$138.6
Net income	13.7	—	—	—	—	—	—	—	—	13.7
Transactions with Parent and affiliates, net	6.2	—	—	—	—	—	—	—	—	6.2
Currency translation	—	—	—	—	—	—	—	1.9	—	1.9
March 31, 2019	$160.7	—	$—	—	$—	$—	$—	$(0.3)	$—	$160.4
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by operating activities	$23.5	$8.5
Cash flows from investing activities:
Capital expenditures	(1.2)	(1.6)
Net cash used in investing activities	(1.2)	(1.6)
Cash flows from financing activities:
Payments on license obligations	—	(1.0)
Payments of debt issuance costs	—	(1.6)
Net cash used in financing activities	—	(2.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	0.2
Increase in cash, cash equivalents and restricted cash	22.0	4.5
Cash, cash equivalents and restricted cash, beginning of period	110.6	10.0
Cash, cash equivalents and restricted cash, end of period	$132.6	$14.5

Supplemental cash flow information:
Cash paid for income taxes	$—	$0.4
Cash paid for contingent consideration included in operating activities	4.0	—
Non-cash deferred offering costs	—	1.8
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies

Background and Nature of Operations

SciPlay Corporation was formed as a Nevada corporation on November 30, 2018 as a subsidiary of Scientific Games Corporation (“Scientific Games”, “SGC”, and “the Parent”) for the purpose of completing a public offering and related transactions (collectively referred to herein as the “IPO”) in order to carry on the business of SciPlay Parent LLC and its subsidiaries (collectively referred to as “SciPlay”, the “Company”, “we”, “us”, and “our”). The IPO was completed on May 7, 2019. As the managing member of SciPlay Parent LLC, SciPlay operates and controls all of the business affairs of SciPlay Parent LLC and its subsidiaries.

We develop, market and operate a portfolio of social games played on various mobile and web platforms, including Jackpot Party Casino®, Quick Hit Slots®, Gold Fish Casino®, Hot Shot Casino®, Bingo Showdown®, MONOPOLY Slots®, and 88 Fortunes Slots®, among others. Our games are available in various formats. We have one operating segment with one business activity, developing and monetizing social games.

Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). SG Social Holding Company II, LLC is SciPlay’s predecessor for financial reporting purposes, and accordingly, for all periods presented prior to May 7, 2019, the financial statements represent the financial statements of the predecessor. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, we have made all adjustments necessary to present fairly our condensed consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity/accumulated net parent investment, and condensed consolidated statements of cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related Notes included in our 2019 Form 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

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

Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2019 Form 10-K.
New Accounting Guidance
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes, a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. We early adopted this standard effective January 1, 2020. The adoption of this guidance did not have a material effect on our consolidated financial statements.

We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.
Revenue Recognition
We generate revenue from the sale of virtual coins, chips and bingo cards (collectively referred to as “coins, chips and cards”), which players can use to play casino-style slot games, table games and bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). We distribute our games through various global social web and mobile platforms such as Facebook, Apple, Google, Amazon, with some of our games available on Microsoft and other web and mobile platforms. The games are primarily WMS, Bally, Barcrest™, and SHFL® branded games. In addition, we also offer third-party branded games and original content.
Disaggregation of Revenue
We believe disaggregation of our revenue on the basis of platform and geographical locations of our players is appropriate because the nature and the number of players generating revenue could vary on such basis, which represent different economic risk profiles.
The following table presents our revenue disaggregated by type of platform:

	Three Months Ended
	March 31,
	2020	2019
Mobile	$101.2	$96.9
Web	17.1	21.5
Total revenue	$118.3	$118.4
The following table presents our revenue disaggregated based on the geographical location of our players:

	Three Months Ended
	March 31,
	2020(1)	2019(2)
North America	$108.0	$108.4
International	10.3	10.0
Total revenue	$118.3	$118.4
(1) For the three months ended March 31, 2020, North America revenue includes revenue derived from the U.S., Canada and Mexico. As a result of enhancements in the technologies and processes we use to obtain customer data, beginning with the first quarter of 2020, geographical location is now determined based on player location as reported by the platform provider.
(2) For the three months ended March 31, 2019, revenue is disaggregated between the U.S. and International. Revenues are assumed to be derived from the U.S. when data on geographical location was not available. We did not recast revenue for this period as it was deemed impractical due to lack of availability of similar data.

Contract Assets, Contract Liabilities and Other Disclosures
We receive customer payments based on the payment terms established in our contracts. Payment for the purchase of coins, chips and cards is made at purchase, and such payments are non-refundable in accordance with our standard terms of service. Such payments are initially recorded as a contract liability, and revenue is subsequently recognized as we satisfy our performance obligations.

The following table summarizes our opening and closing balances in contract assets, contract liabilities and accounts receivable:

	Accounts Receivable	Contract Assets(1)	Contract Liabilities(2)
Beginning of period balance	$32.1	$0.2	$0.6
Balance as of March 31, 2020	42.4	0.2	0.6
(1) Contract assets are included within Prepaid expenses and other current assets in our consolidated balance sheets.
(2) Contract liabilities are included within Accrued liabilities in our consolidated balance sheets.
During each of the three months ended March 31, 2020 and 2019, we recognized $0.4 million of revenue that was included in the opening contract liability balance. Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

Concentration of Credit Risk
Our revenue and accounts receivable are generated via certain platform providers, which subject us to a concentration of credit risk. The following tables summarize the percentage of revenues and accounts receivable generated via our platform providers in excess of 10% of our total revenues and total accounts receivable:

	Revenue Concentration		Accounts Receivable Concentration
	Three Months Ended		March 31,	December 31,
	March 31, 2020	March 31, 2019	2020	2019
Apple	46.0%	42.7%	60.9%	42.7%
Google	36.2%	35.9%	26.5%	33.1%
Facebook	14.5%	18.1%	10.1%	20.9%

(2) Intangible Assets and Software, net
The following table presents certain information regarding our intangible assets and software:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of March 31, 2020
Intellectual property	$34.3	$(32.5)	$1.8
Customer relationships	23.2	(18.3)	4.9
Software	17.9	(11.2)	6.7
Licenses	5.1	(2.6)	2.5
Brand names	3.8	(3.2)	0.6
Total intangible assets and software	$84.3	$(67.8)	$16.5

Balance as of December 31, 2019
Intellectual property	$35.4	$(33.4)	$2.0
Customer relationships	23.2	(18.0)	5.2
Software	16.8	(10.3)	6.5
Licenses	5.1	(2.4)	2.7
Brand names	3.9	(3.3)	0.6
Total intangible assets and software	$84.4	$(67.4)	$17.0

The following reflects amortization expense related to intangible assets and software included within depreciation and amortization:

	Three Months Ended
	March 31,
	2020	2019
Amortization expense	$1.7	$1.6

(3) Leases
Our operating leases primarily consist of real estate leases such as offices. Our leases have remaining terms of 1 year to 5 years. We do not have any finance leases. Our total variable and short term lease payments and operating lease expenses were immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	March 31, 2020	December 31, 2019
Operating lease right-of-use assets(1)	$5.4	$6.0
Accrued liabilities	2.0	1.9
Operating lease liabilities	4.5	5.2
Total operating lease liabilities	$6.5	$7.1

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases for the three months ended March 31, 2020 and 2019	$0.6	$0.5
Weighted average remaining lease term, years	4.0	4.2
Weighted average discount rate	5.0%	5.0%
(1) Right-of-use assets obtained in exchange for lease obligations for the three months ended March 31, 2020 were immaterial.

Lease liability maturities:

Operating Leases
Remainder of 2020	$1.5
2021	1.7
2022	1.7
2023	1.3
2024	0.9
Less: Imputed Interest	(0.6)
Total	$6.5
As of March 31, 2020, we did not have material additional operating leases that have not yet commenced.

(4) Income Taxes
We hold an economic interest of 18% in SciPlay Parent LLC subsequent to the IPO. The 82% economic interest that we do not own represents a noncontrolling interest for financial reporting purposes. SciPlay Parent LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, SciPlay Parent LLC is not subject to income tax in most jurisdictions, and SciPlay Parent LLC’s members, of which we are one, are liable for income taxes based on their allocable share of SciPlay Parent LLC’s taxable income. The effective income tax rates for the three months ended March 31, 2020 and March 31, 2019 were 4.9% and 25.5%, respectively. The effective income tax rates were determined using an estimated annual effective tax rate after considering any discrete items for such periods.

Our effective tax rate differs from the statutory rate of 21% primarily because we do not record income taxes for the noncontrolling interest portion of pre-tax income. Additionally, the periods prior to the IPO are presented using historical results of operations and cost basis of the assets and liabilities as if we operated on a standalone basis during those periods, and the tax provision is calculated as if we completed separate tax returns apart from our Parent (“Separate-return Method’’). Certain legal entities that are included in these financial statements under the Separate-return Method were included in tax filings of affiliated entities that are not part of these financial statements. U.S. federal, state and local income tax provision of $4.7 million is included in the income tax expense under the Separate-return Method for the three months ended March 31, 2019.

The impact of COVID-19 pandemic disruptions on our income taxes was not material for the three months ended March 31, 2020. However, we continue to monitor tax implications resulting from new legislation passed in response to COVID-19 in the federal, state, and foreign jurisdictions where we have an income tax presence.

(5) Related Party Transactions
The following is the summary of expenses paid to Scientific Games and settled in cash:

	Three Months Ended
	March 31,
	2020	2019	Financial Statement Line Item
Royalties for Scientific Games IP	$—	$7.3	Cost of revenue
Royalties to Scientific Games for third-party IP	1.7	2.6	Cost of revenue
Parent services	1.4	1.4	General and administrative

The following is the summary of balances due to affiliates:

	March 31, 2020	December 31, 2019
Royalties under intercompany IP License Agreement	$0.6	$0.5
Parent services	0.4	0.8
Reimbursable expenses to Scientific Games and its subsidiaries	1.0	1.4
	$2.0	$2.7

(6) Stockholders’ Equity and Noncontrolling Interest

Noncontrolling Interest

We are a holding company, and our sole material assets are LLC Interests that we purchased from SciPlay Parent LLC and SG Holding I, representing an aggregate 18.0% economic interest in SciPlay Parent LLC. The remaining 82.0% economic interest in SciPlay Parent LLC is owned indirectly by SGC, through the ownership of LLC Interests by the indirect wholly owned subsidiaries of SGC, the SG Members.

Stock-Based Compensation

The following table summarizes stock-based compensation expense that is included in general and administrative expenses:

	Three Months Ended
	March 31,
	2020	2019
Related to SciPlay equity awards	$(0.1)	$—
Related to the Parent’s equity awards	0.2	2.7
Total	$0.1	$2.7

As of March 31, 2020, we had $8.6 million in unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average expected vesting period of 1.2 years, of which $4.6 million relates to performance-based restricted stock units.

(7) Earnings per Share
The table below sets forth a calculation of basic earnings per share ("EPS") based on net income attributable to SciPlay for the three months ended March 31, 2020, divided by the basic weighted average number of Class A common stock for the three months ended March 31, 2020. Diluted EPS of Class A common stock is computed by dividing net income attributable to SciPlay by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to all potentially dilutive securities, using the treasury stock method. No material number of restricted stock units was excluded from the calculation of diluted weighted-average common shares outstanding for the three months ended March 31, 2020.

We excluded Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have economic interest in us and separate presentation of EPS of Class B common stock under the two-class method has not been presented.

The calculation of basic and diluted EPS for the three months ended March 31, 2019 have not been presented as SciPlay had no business transactions or activities prior to the completion of the IPO on May 7, 2019 and had no assets or liabilities during the three months ended March 31, 2019. The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2019 have been derived from the consolidated financial statements and accounting records of SG Social Holding Company II, LLC, the predecessor of SciPlay for financial reporting purposes.

Three Months Ended
March 31, 2020
Numerator:
Net income	$31.1
Less: net income attributable to the noncontrolling interest	26.7
Net income attributable to SciPlay	$4.4
Denominator:
Weighted average shares of Class A common stock for basic EPS	22.7
Effect of dilutive securities:
Stock-based compensation grants	1.0
Weighted average shares of Class A common stock for diluted EPS	23.7

Net income attributable to SciPlay per share of Class A common stock - basic	$0.19
Net income attributable to SciPlay per share of Class A common stock - diluted	$0.19

(8) Litigation
From time to time, we are subject to various claims, complaints and legal actions in the normal course of business, including the Washington State Matter described in Note 11 within our 2019 Form 10-K. There have been no material changes to these matters since our 2019 Form 10-K was filed with the SEC, except as described below. In addition, we may receive notifications alleging infringement of patent or other intellectual property rights.

SciPlay IPO Matter (New York)
On or about October 14, 2019, the Police Retirement System of St. Louis filed a putative class action complaint in New York state court against SciPlay, certain of its executives and directors, and SciPlay’s underwriters with respect to its initial public offering (the “PRS Action”). The complaint was amended on November 18, 2019. The plaintiff seeks to represent a class of all persons or entities who acquired Class A common stock of SciPlay pursuant and/or traceable to the Registration Statement filed and issued in connection with SciPlay’s initial public offering, which commenced on or about May 3, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages of at least $146.0 million, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action.

On or about December 9, 2019, Hongwei Li filed a putative class action complaint in New York state court asserting substantively similar causes of action under the Securities Act of 1933 and substantially similar factual allegations as those alleged in the PRS Action (the “Li Action”). On December 18, 2019, the New York state court entered a stipulated order consolidating the PRS Action and the Li Action into a single lawsuit. On December 23, 2019, the defendants moved to dismiss the consolidated action.

We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

SciPlay IPO Matter (Nevada)
On or about November 4, 2019, plaintiff John Good filed a putative class action complaint in Nevada state court against SciPlay, certain of its executives and directors, SGC, and SciPlay’s underwriters with respect to SciPlay’s initial public offering. The plaintiff seeks to represent a class of all persons who purchased Class A common stock of SciPlay in or traceable to SciPlay’s initial public offering that it completed on or about May 7, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. On February 27, 2020, the trial court entered a stipulated order that, among other things, stayed the lawsuit pending entry of an order resolving the motion to dismiss that is pending in the SciPlay IPO matter in New York state court.

We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

For additional information regarding our pending litigation matters, see Note 11 in our 2019 Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to enhance the reader’s understanding of our operations and current business environment and should be read in conjunction with the description of our business included under Part I, Item 1 “Condensed Consolidated Financial Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1 “Business”, and Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form 10-K. The terms “we” and “our” as used herein refer to SciPlay and its consolidated subsidiaries, including SG Social Holding Company II, LLC for periods presented prior to May 7, 2019, which is SciPlay’s predecessor for financial reporting purposes.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors”, included in this Quarterly Report on Form 10-Q and “Risk Factors” included in our 2019 Form 10-K.

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

BUSINESS OVERVIEW

On May 7, 2019 we completed the IPO as described in Note 1 to our 2019 Form 10-K.

We are a leading developer and publisher of digital games on mobile and web platforms. We currently offer seven core games, including social casino games Jackpot Party Casino, Gold Fish Casino, Hot Shot Casino and Quick Hit Slots, and casual games MONOPOLY Slots, Bingo Showdown and 88 Fortunes Slots. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend slots-style or bingo game play with adventure game features. All of our games are offered and played on multiple platforms, including Apple, Google, Facebook and Amazon, with some of our games available on Microsoft and other web and mobile platforms. In addition to our internally created game content, our content library includes recognizable, real-world slot and table games content from Scientific Games. This content allows players who like playing land-based slot machines to enjoy some of those same titles in our free-to-play games. We have access to Scientific Games’ library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as JAMES BOND, MONOPOLY, CIRQUE DU SOLEIL, FLINTSTONES, CHEERS and THE GODFATHER.

We generate substantially all of our revenue from the sale of coins, chips and cards, which players of our games can use to play casino-style slot games and table games and bingo games. Players who install our games receive free coins, chips and cards upon the initial launch of the game and additional free coins, chips and cards at specific time intervals. Players may exhaust the coins, chips and cards that they receive for free and may choose to purchase additional coins, chips and cards in order to extend their time of game play. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps.

Recent Events

In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world are implementing measures to prevent its spread, including the temporary closure of all non-essential businesses and travel restrictions. Many of our current and potential players may have significantly more free time to play our games, however they may also experience sustained consumer unease and have lower discretionary income. Beginning late March, we have experienced increased player engagement as a result of the stay at home measures across U.S.

During the first quarter of 2020, we deployed significant updates across a number of our portfolio games, and we continue testing in certain international markets in order to position ourselves for international expansion. We expect to begin deployment of updates across the rest of the games starting in the third quarter of 2020.

RESULTS OF OPERATIONS

Summary of Results of Operations

	Three Months Ended
	March 31,		Variance
($ in millions)	2020	2019	2019 vs. 2018
Revenue	$118.3	$118.4	$(0.1)		—%
Operating expenses	86.1	98.4	(12.3)		(13)%
Operating income	32.2	20.0	12.2		61%
Net income	31.1	13.7	17.4		127%
Net income attributable to SciPlay	4.4	13.7	(9.3)		(68)%
AEBITDA	$34.8	$25.0	$9.8		39%
Net income margin	26.3%	11.6%	14.7	pp	nm
AEBITDA margin	29.4%	21.1%	8.3	pp	nm
pp = percentage points. nm = not meaningful.

Non-GAAP Financial Measures

Adjusted EBITDA, or AEBITDA, as used herein, is a non-GAAP financial measure that is presented as supplemental disclosure and is reconciled to net income attributable to SciPlay as the most directly comparable GAAP measure as set forth in the below table. We define AEBITDA to include net income attributable to SciPlay before: (1) net income attributable to noncontrolling interest; (2) interest expense; (3) income tax (benefit) expense; (4) depreciation and amortization; (5) restructuring and other, which includes charges or expenses attributable to: (a) employee severance; (b) management changes; (c) restructuring and integration; (d) M&A and other, which includes: (i) M&A transaction costs; (ii) purchase accounting adjustments; (iii) unusual items (including certain legal settlements) and (iv) other non-cash items; (e) contingent acquisition consideration and (f) cost-savings initiatives; (6) stock-based compensation; (7) loss (gain) on debt financing transactions; and (8) other expense (income) including foreign currency (gains) and losses. We also use AEBITDA margin, a non-GAAP measure, which we calculate as AEBITDA as a percentage of revenue.

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

The following table reconciles Net income attributable to SciPlay to AEBITDA and AEBITDA margin:

	Three Months Ended
	March 31,
($ in millions, except percentages)	2020	2019
Net income attributable to SciPlay	$4.4	$13.7
Net income attributable to noncontrolling interest	26.7	—
Net income	31.1	13.7
Restructuring and other	0.5	0.6
Depreciation and amortization	2.0	1.7
Income tax expense	1.6	4.7
Stock-based compensation	0.1	2.7
Other (income) expense, net	(0.5)	1.6
AEBITDA	$34.8	$25.0
Revenue	$118.3	$118.4
Net income margin (Net income/Revenue)	26.3%	11.6%
AEBITDA margin (AEBITDA/Revenue)	29.4%	21.1%
Royalties for Scientific Games Corporation IP	$—	$7.3

Revenue, Key Performance Indicators and Other Metrics

	Three Months Ended
	March 31,		Variance
($ in millions)	2020	2019	2020 vs. 2019
Mobile	$101.2	$96.9	$4.3	4%
Web	17.1	21.5	(4.4)	(20)%
Total revenue	$118.3	$118.4	$(0.1)	—%

Revenue information by geography is summarized as follows:

	Three Months Ended
	March 31,		Variance
($ in millions)	2020(1)	2019(2)	2020 vs. 2019
North America	$108.0	$108.4	$(0.4)	—%
International	10.3	10.0	0.3	3%
Total revenue	$118.3	$118.4	$(0.1)	—%
(1) For the three months ended March 31, 2020, North America revenue includes revenue derived from the U.S., Canada and Mexico. As a result of enhancements in the technologies and processes we use to obtain customer data, beginning with the first quarter of 2020, geographical location is now determined based on player location as reported by the platform provider.
(2) For the three months ended March 31, 2019, revenue is disaggregated between the U.S. and International. Revenues are assumed to be derived from the U.S. when data on geographical location was not available. We did not recast revenue for this period as it was deemed impractical due to lack of availability of similar data.

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

For a description of the definitions of our key performance indicators and other metrics and their usefulness to our investors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form 10-K.

(in millions, except ARPDAU, Average monthly revenue per payer, and percentages)	Three Months Ended
	March 31,		Variance
	2020	2019	2020 vs. 2019
Mobile Penetration	85%	82%	3.0	pp	nm
Average MAU	7.5	8.4	(0.9)		(10.7)%
Average DAU	2.6	2.7	(0.1)		(3.7)%
ARPDAU	$0.49	$0.48	$0.01		2.1%
Average MPUs	0.5	0.5	—		—%
Average monthly revenue per payer	$83.58	$76.51	$7.07		9.2%
Payer conversion rate	6.3%	6.1%	0.2	pp	nm
pp = percentage points. nm = not meaningful.

Mobile platform revenue increased primarily due to the ongoing popularity of Jackpot Party Casino and MONOPOLY Slots. Web platform revenue decreased due to a decline in player levels as a result of player migration to mobile platforms.

The increase in mobile penetration percentage primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.

Average MAU and average DAU decreased due to turnover in users while paying users stayed consistent. Consequently, ARPDAU and average monthly revenue per payer increased due to decreased average MAU and average DAU base.

The increase in payer conversion rates was due to the growing popularity of our games and increased interaction with the games by our players as a result of the introduction of new content and features into our games.

Operating Expenses

	Three Months Ended
	March 31,		Variance		Percentage of Revenue
($ in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019 Change
Select operating expenses:
Cost of revenue(1)	$37.9	$45.7	$(7.8)	(17)%	32.0%	38.6%	(6.6)	pp
Sales and marketing(1)	28.2	34.3	(6.1)	(18)%	23.8%	29.0%	(5.2)	pp
Research and development(1)	7.3	5.8	1.5	26%	6.2%	4.9%	1.3	pp
(1) Excludes depreciation and amortization. pp = percentage points.

Cost of Revenue

Cost of revenue decreased primarily as a result of a decrease of $7.3 million in IP royalties due to the revised IP License Agreement and a decrease of $0.9 million in third-party IP royalties due to lower third-party IP usage.

Sales and Marketing

Sales and marketing expenses decreased primarily due to a decrease in player acquisition costs, largely associated with Bingo Showdown, Quick Hit Slots, MONOPOLY Slots, and Hot Shot Casino. Sales and marketing expenses as a percentage of revenue decreased by 5.2 percentage points as a result of a management decision to decrease spend based on a combination of factors including the cost to acquire new players and the monetization results of players.
Research and Development

Research and development expenses increased primarily as a result of an increase of $1.4 million in salary and benefit costs primarily due to a 13% increase in headcount. Research and development expenses as a percentage of revenue increased 1.3 percentage points.

Net Income

Net income increased primarily due to a decrease in IP royalty expense, stock-based compensation expense, and sales and marketing expenses (as described above) and lower income tax expense. Net income margin improved by 14.7 percentage points as a result of the above stated drivers.

AEBITDA

AEBITDA increased primarily due to a decrease in IP royalty expense and lower sales and marketing expenses (as described above).

Other Factors Affecting Net Income Attributable to SciPlay

	Three Months Ended
	March 31,		Factors Affecting Net Income Attributable to SciPlay
($ in millions)	2020	2019	2020 vs. 2019
Income tax expense	$1.6	$4.7
Our effective income tax rates were 4.9% and 25.5% respectively, for the three months ended March 31, 2020 and 2019. The change in effective tax rates is primarily driven by the noncontrolling interest portion of pretax income, for which we do not record an income tax provision.

Net income attributable to noncontrolling interest	26.7	—	The three months ended March 31, 2020 reflect SciPlay’s noncontrolling interest.

RECENTLY ISSUED ACCOUNTING GUIDANCE

For a description of recently issued accounting pronouncements, see Note 1.

CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our 2019 Form 10-K. There have been no significant changes in our critical accounting estimate policies or the application or the results of the application of those policies to our condensed consolidated financial statements.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Introduction
SciPlay is a holding company, with no material assets other than its ownership of SciPlay Parent LLC interests, no operating activities on its own and no independent means of generating revenue or cash flow. Operations are carried out by SciPlay Parent LLC and its subsidiaries, and we depend on distributions from SciPlay Parent LLC to pay our taxes and expenses. SciPlay Parent LLC’s ability to make distributions to us is restricted by the terms of the $150.0 million revolving credit facility agreement (the “Revolver”) by and among SciPlay Holding, as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, and may be restricted by any future credit agreement we or our subsidiaries enter into, any future debt or preferred equity securities we or our subsidiaries issue, other contractual restrictions or applicable Nevada law.

We have funded our operations primarily through cash flows from operating activities. Based on our current plans and market conditions, we believe that cash flows generated from our operations and borrowing capacity under the Revolver will be sufficient to satisfy our anticipated cash requirements for the foreseeable future. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

Dividend Policy

We have never paid any cash dividends on our common stock and do not presently intend to pay cash dividends on our common stock. However, we reconsider our dividend policy on a regular basis and may determine in the future to declare or pay cash dividends on our common stock. Under the terms of the Revolver, we are limited in our ability to pay cash dividends or make certain other restricted payments (other than stock dividends) on our common stock.

Revolving Credit Facility
For a description of the Revolver, see “Liquidity, Capital Resources and Working Capital” in our 2019 Form 10-K.  There have been no material changes related to the Revolver disclosed in our 2019 Form 10-K. The Revolver was undrawn as of March 31, 2020. We were in compliance with the financial covenants under the Revolver as of March 31, 2020.

Changes in Cash Flows
The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
($ in millions)	2020	2019
Net cash provided by operating activities	$23.5	$8.5
Net cash used in investing activities	(1.2)	(1.6)
Net cash used in financing activities	—	(2.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	0.2
Increase in cash, cash equivalents and restricted cash	$22.0	$4.5
Net cash provided by operating activities increased primarily due to higher earnings, which was partially offset by a $4.0 million payment of contingent acquisition consideration and an increase in accounts receivable related to the timing of payments from our platform providers.

Net cash used in financing activities decreased primarily due to cost incurred in the prior year related to our IPO and license obligations.
Off Balance Sheet Obligations

As of March 31, 2020, we did not have any significant off-balance sheet arrangements.

Contractual Obligations
There have been no material changes to our contractual obligations disclosed in our 2019 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2020, we had no material exposure to market risks.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 8.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2019 Form 10-K, except as noted below.

The recent COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, could significantly disrupt our operations and adversely affect our business, results of operations, cash flows or financial condition.

The recent outbreak of a novel strain of coronavirus, COVID-19, and public perception thereof, have contributed to consumer unease and may lead to decreased discretionary spending, which may have a negative effect on us. Other future health epidemics or contagious disease outbreaks could do the same. We cannot predict the ultimate effects that the outbreak of COVID-19, any resulting social, political and economic conditions and decrease in discretionary spending may have on us, as they would be expected to impact our consumers and business partners in varied ways in different communities. Our revenue is driven by players’ disposable incomes and level of social casino gaming activity. The recent outbreak of COVID-19 has led to economic and financial uncertainty for many consumers and may reduce the disposable incomes of social casino game players resulting in fewer players purchasing coins, chips and cards, which would negatively impact our results of operations, cash flows and financial condition. Furthermore, this outbreak of COVID-19 has caused, and may continue to cause us and certain of our business partners, including Scientific Games, who provides services to us under the Intercompany Service Agreement, to implement temporary adjustment of work schemes allowing employees to work from home and collaborate remotely. We have taken measures to monitor and reduce the impact of the outbreak, including putting in place a global crisis monitoring team, protocols for responding when employees are infected and enhanced cleaning procedures at all sites but there can be no assurance these will be sufficient to mitigate the risks faced by our and our partners' work forces. We may experience lower work efficiency and productivity, which may adversely affect our service quality, and our business operations could be disrupted if any of our employees is suspected of infection, since this may cause our employees to be quarantined and/or our offices to be temporarily shut down. We will continue to incur costs for our operations, and our revenues during this period are difficult to predict. As a result of any of the above developments, our business, results of operations, cash flows or financial condition for the full fiscal year of 2020 may be adversely affected by the COVID-19 outbreak. The extent to which this outbreak impacts our results of operations will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of this outbreak and the actions taken by governmental authorities and us to contain it or treat its impact.

Item 2. Unregistered Sales of Equity Securities

There was no stock repurchase activity during the three months ended March 31, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of SciPlay Corporation (incorporated by reference to Exhibit 3.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
3.2	Amended and Restated Bylaws of SciPlay Corporation (incorporated by reference to Exhibit 3.2 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
10.1	Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Barry Cottle.*(†)
10.2	Amendment to Employment Agreement, dated as of March 27, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Michael Winterscheidt.*(†)
31.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*Filed herewith. ** Furnished herewith. (†) Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIPLAY CORPORATION
(Registrant)

		By:	/s/ Michael D. Cody
		Name:	Michael D. Cody
		Title:	Chief Financial Officer

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Chief Accounting Officer, Secretary
Dated:	May 11, 2020