Form 10-Q
period 2020-09-30
SciPlay Corp
filed 2020-11-04
CIK 1760717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of October 29, 2020:
Class A Common Stock: 22,857,175
Class B Common Stock: 103,547,021

SCIPLAY CORPORATION
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	5

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2020 and 2019	5

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019	6

	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	7

	Consolidated Statements of Changes in Stockholder’s Equity/Accumulated Net Parent Investment for the Three and Nine Months Ended September 30, 2020 and 2019	8

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	10

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

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
•expectations of growth in total consumer spending on social gaming, including social casino gaming;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$151.2	$116.4	$435.1	$352.9
Operating expenses:
Cost of revenue(1)	48.0	36.9	138.5	123.1
Sales and marketing(1)	33.7	32.9	97.0	98.4
General and administrative(1)	21.3	9.8	46.7	31.2
Research and development(1)	8.8	6.3	24.3	18.1
Depreciation and amortization	2.7	1.7	6.9	5.2
Restructuring and other	0.2	0.2	1.7	2.4
Operating income	36.5	28.6	120.0	74.5
Other (expense) income, net	(0.2)	(0.4)	0.9	(2.4)
Net income before income taxes	36.3	28.2	120.9	72.1
Income tax expense	1.2	3.2	5.9	7.2
Net income	35.1	25.0	115.0	64.9
Less: Net income attributable to the noncontrolling interest	29.6	23.0	98.5	36.9
Net income attributable to SciPlay	$5.5	$2.0	$16.5	$28.0

Basic and diluted net income attributable to SciPlay per share(2):
Basic	$0.24	$0.09	$0.72	$0.33
Diluted	$0.23	$0.09	$0.69	$0.33

Weighted average number of shares of Class A common stock used in per share calculation:
Basic shares	22.8	22.7	22.8	22.7
Diluted shares	24.1	22.7	24.0	22.7
(1) Excludes depreciation and amortization.
(2) For the nine months ended September 30, 2019 basic and diluted earnings per share and weighted average shares of Class A common stock is applicable only for the period from May 7, 2019 to September 30, 2019, which is the period following SciPlay Corporation’s IPO described in Note 1 — Description of the Business and Summary of Significant Accounting Policies. See Note 7 — Earnings per share for further details regarding the computation of earnings per share.
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$35.1	$25.0	$115.0	$64.9
Other comprehensive income:
Foreign currency translation (loss) gain, net of tax	(0.3)	0.6	(0.2)	2.8
Total comprehensive income	34.8	25.6	114.8	67.7
Less: comprehensive income attributable to the noncontrolling interest	29.4	23.5	98.4	37.7
Comprehensive income attributable to SciPlay	$5.4	$2.1	$16.4	$30.0
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$210.3	$110.6
Accounts receivable, net	49.6	32.1
Prepaid expenses and other current assets	6.4	4.3
Total current assets	266.3	147.0
Property and equipment, net	4.7	4.6
Operating lease right-of-use assets	8.7	6.0
Goodwill	127.0	120.7
Intangible assets and software, net	28.8	17.0
Deferred income taxes and other assets	84.0	89.3
Total assets	$519.5	$384.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22.8	$12.8
Accrued liabilities	17.1	13.7
Due to affiliate	2.6	2.7
Total current liabilities	42.5	29.2
Operating lease liabilities	7.8	5.2
Liabilities under TRA	67.3	72.7
Other liabilities	6.6	—
Total liabilities	124.2	107.1
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Class A common stock, par value $0.001 per share - 625.0 shares authorized, 22.8 issued and outstanding as of September 30, 2020, 22.7 issued and outstanding as of December 31, 2019	—	—
Class B common stock, par value $0.001 per share - 130.0 shares authorized, 103.5 issued and outstanding as of September 30, 2020 and December 31, 2019	0.1	0.1
Additional paid-in capital	44.7	41.7
Retained earnings	28.5	12.0
Accumulated other comprehensive income	0.2	0.3
Total SciPlay stockholders’ equity	73.5	54.1
Noncontrolling interest	321.8	223.4
Total stockholders’ equity	395.3	277.5
Total liabilities and stockholders’ equity	$519.5	$384.6
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ACCUMULATED NET PARENT INVESTMENT
(Unaudited, in millions)

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
December 31, 2019	22.7	$—	103.5	$0.1	$41.7	$12.0	$0.3	$223.4	$277.5
Net income	—	—	—	—	—	4.4	—	26.7	31.1
Stock-based compensation	—	—	—	—	0.2	—	—	(0.1)	0.1
Currency translation	—	—	—	—	—	—	(0.2)	(0.6)	(0.8)
March 31, 2020	22.7	$—	103.5	$0.1	$41.9	$16.4	$0.1	$249.4	$307.9
Net income	—	—	—	—	—	6.6	—	42.2	48.8
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	(11.6)	(11.6)
Stock-based compensation	—	—	—	—	1.0	—	—	4.1	5.1
Net issuance of common stock in connection with RSUs	0.1	—	—	—	—	—	—	—	—
Currency translation	—	—	—	—	—	—	0.2	0.7	0.9
June 30, 2020	22.8	$—	103.5	$0.1	$42.9	$23.0	$0.3	$284.8	$351.1
Net income	—	—	—	—	—	5.5	—	29.6	35.1
Stock-based compensation	—	—	—	—	1.9	—	—	8.0	9.9
Net redemption of common stock in connection with RSUs	—	—	—	—	(0.1)	—	—	(0.2)	(0.3)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	(0.2)	(0.2)
Currency translation	—	—	—	—	—	—	(0.1)	(0.2)	(0.3)
September 30, 2020	22.8	$—	103.5	$0.1	$44.7	$28.5	$0.2	$321.8	$395.3

	Accumulated net parent investment	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
		Shares	Amount	Shares	Amount
December 31, 2018	$140.8	—	$—	—	$—	$—	$—	$(2.2)	$—	$138.6
Net income	13.7	—	—	—	—	—	—	—	—	13.7
Transactions with Parent and affiliates, net	6.2	—	—	—	—	—	—	—	—	6.2
Currency translation	—	—	—	—	—	—	—	1.9	—	1.9
March 31, 2019	$160.7	—	$—	—	$—	$—	$—	$(0.3)	$—	$160.4
Activity prior to IPO and organization transactions:
Net income	6.7	—	—	—	—	—	—	—	—	6.7
Transactions with Parent and affiliates, net	3.0	—	—	—	—	—	—	—	—	3.0
May 7, 2019	$170.4	—	$—	—	$—	$—	$—	$(0.3)	$—	$170.1
Effects of the IPO and organization transactions:
Issuance of Class A common stock in the IPO, net of underwriting discount and offering costs	—	22.7	—	—	—	59.9	—	—	272.9	332.8
Issuance of Class B common stock	—	—	—	103.5	0.1	—	—	—	—	0.1
Allocation of SGC equity to noncontrolling interests	(170.4)	—	—	—	—	30.7	—	0.2	139.5	—
Distributions to Parent and affiliates, net	—	—	—	—	—	(56.1)	—	—	(255.6)	(311.7)
Net effect of tax-related organization transactions and other	—	—	—	—	—	5.6	—	—	—	5.6
Activity subsequent to the IPO and organization transactions:
Net income	—	—	—	—	—	—	5.6	—	13.9	19.5
Stock-based compensation	—	—	—	—	—	0.8	—	—	3.1	3.9
Currency translation	—	—	—	—	—	—	—	0.1	0.2	0.3
June 30, 2019	$—	22.7	$—	103.5	$0.1	$40.9	$5.6	$—	$174.0	$220.6
Net income	—	—	—	—	—	—	2.0	—	23.0	25.0
Stock-based compensation	—	—	—	—	—	0.4	—	—	1.1	1.5
Currency translation and other	—	—	—	—	—	(0.1)	—	0.1	0.2	0.2
September 30, 2019	$—	22.7	$—	103.5	$0.1	$41.2	$7.6	$0.1	$198.3	$247.3
See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$131.9	$60.3
Cash flows from investing activities:
Capital expenditures	(5.0)	(6.5)
Acquisition of business, net of cash acquired	(12.6)	—
Net cash used in investing activities	(17.6)	(6.5)
Cash flows from financing activities:
Payments under tax receivable agreement	(2.5)	—
Net proceeds from issuance of Class A common stock	—	341.7
Net proceeds from issuance of Class B common stock	—	0.1
Distributions to Parent and affiliates, net	(11.8)	(311.7)
Payments of deferred offering costs	—	(9.1)
Payments of contingent consideration	—	(1.8)
Payments on license obligations	—	(1.0)
Payments of debt issuance costs	—	(1.1)
Net redemptions of stock under stock-based compensation plans and other	(0.3)	—
Net cash (used in) provided by financing activities	(14.6)	17.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	0.4
Increase in cash, cash equivalents and restricted cash	99.7	71.3
Cash, cash equivalents and restricted cash, beginning of period	110.6	10.0
Cash, cash equivalents and restricted cash, end of period	$210.3	$81.3

Supplemental cash flow information:
Cash paid for income taxes	$1.5	$0.7
Cash paid for contingent consideration included in operating activities	4.0	22.2
Payment for Scientific Games’ intellectual property license included in Distributions to Parent and affiliates, net	—	255.0
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
The following table presents our revenue disaggregated by type of platform:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Mobile	$131.8	$97.7	$377.3	$292.8
Web	19.4	18.7	57.8	60.1
Total revenue	$151.2	$116.4	$435.1	$352.9
The following table presents our revenue disaggregated based on the geographical location of our players:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020(1)	2019(2)	2020(1)	2019(2)
North America	$138.5	$108.8	$399.1	$328.3
International	12.7	7.6	36.0	24.6
Total revenue	$151.2	$116.4	$435.1	$352.9
(1) For the three and nine months ended September 30, 2020, North America revenue includes revenue derived from the U.S., Canada and Mexico. As a result of enhancements in the technologies and processes we use to obtain customer data, beginning with the first quarter of 2020, geographical location is now determined based on player location as reported by the platform provider.
(2) For the three and nine months ended September 30, 2019, revenue is disaggregated between the U.S. and International. Revenues are assumed to be derived from the U.S. when data on geographical location was not available. We did not recast revenue for this period as it was deemed impractical due to lack of availability of similar data.

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
The following table summarizes our opening and closing balances in contract assets, contract liabilities and accounts receivable:

	Accounts Receivable	Contract Assets(1)	Contract Liabilities(2)
Beginning of period balance	$32.1	$0.2	$0.6
Balance as of September 30, 2020	49.6	0.2	0.7
(1) Contract assets are included within Prepaid expenses and other current assets in our consolidated balance sheets.
(2) Contract liabilities are included within Accrued liabilities in our consolidated balance sheets.
During the nine months ended September 30, 2020 and 2019, we recognized $0.6 million and $0.7 million, respectively, of revenue that was included in the opening contract liability balance. Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

Concentration of Credit Risk

Our revenue and accounts receivable are generated via certain platform providers, which subject us to a concentration of credit risk. The following tables summarize the percentage of revenues and accounts receivable generated via our platform providers in excess of 10% of our total revenues and total accounts receivable:

	Revenue Concentration
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Apple	46.5%	45.5%	46.0%	44.1%
Google	37.0%	35.0%	37.3%	35.4%
Facebook	12.8%	16.0%	13.3%	17.0%

	Accounts Receivable Concentration as of
	September 30,	December 31,
	2020	2019
Apple	63.8%	42.7%
Google	25.4%	33.1%
Facebook	8.4%	20.9%

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

(2) Intangible Assets and Software, net
The following table presents certain information regarding our intangible assets and software:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of September 30, 2020
Intellectual property	$39.5	$(34.3)	$5.2
Customer relationships	30.0	(19.2)	10.8
Software	20.6	(13.1)	7.5
Licenses	6.3	(3.3)	3.0
Brand names	5.7	(3.4)	2.3
Total intangible assets and software	$102.1	$(73.3)	$28.8

Balance as of December 31, 2019
Intellectual property	$35.4	$(33.4)	$2.0
Customer relationships	23.2	(18.0)	5.2
Software	16.8	(10.3)	6.5
Licenses	5.1	(2.4)	2.7
Brand names	3.9	(3.3)	0.6
Total intangible assets and software	$84.4	$(67.4)	$17.0

The following reflects amortization expense related to intangible assets and software included within depreciation and amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization expense	$2.3	$1.5	$5.8	$4.6

(3) Leases
Our operating leases primarily consist of real estate leases such as offices. Our leases have remaining terms of 1 year to 5 years. We do not have any finance leases. Our total variable and short term lease payments and operating lease expenses were immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	September 30, 2020	December 31, 2019
Operating lease right-of-use assets(1)	$8.7	$6.0
Accrued liabilities	2.0	1.9
Operating lease liabilities	7.8	5.2
Total operating lease liabilities	$9.8	$7.1

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases for the nine months ended September 30, 2020 and 2019	$1.8	$1.4
Weighted average remaining lease term, units in years	4.5	4.2
Weighted average discount rate	5.0%	5.0%
(1) Right-of-use assets obtained in exchange for lease obligations for the nine months ended September 30, 2020 were immaterial.

Lease liability maturities:

Operating Leases
Remainder of 2020	$0.6
2021	2.4
2022	2.5
2023	2.5
2024	2.3
2025	0.6
Less: Imputed Interest	(1.1)
Total	$9.8
As of September 30, 2020, we did not have material additional operating leases that have not yet commenced.

(4) Income Taxes
We hold an economic interest of 18% in SciPlay Parent LLC subsequent to the IPO. The 82% economic interest that we do not own represents a noncontrolling interest for financial reporting purposes. SciPlay Parent LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, SciPlay Parent LLC is not subject to income tax in most jurisdictions, and SciPlay Parent LLC’s members, of which we are one, are liable for income taxes based on their allocable share of SciPlay Parent LLC’s taxable income. The effective income tax rates for the three and nine months ended September 30, 2020 were 3.3% and 4.9%, respectively, and 11.3% and 10.0% for the three and nine months ended September 30, 2019, respectively. The effective income tax rates were determined using an estimated annual effective tax rate after considering any discrete items for such periods.

Our effective tax rate differs from the statutory rate of 21% primarily because we generally do not record income taxes for the noncontrolling interest portion of U.S. pre-tax income. Additionally, the periods prior to the IPO are presented using historical results of operations and cost basis of the assets and liabilities as if we operated on a standalone basis during those periods, and the tax provision is calculated as if we completed separate tax returns apart from our Parent (“Separate-return Method’’). Certain legal entities that are included in these financial statements under the Separate-return Method were included in tax filings of affiliated entities that are not part of these financial statements. U.S. federal, state and local income tax provision of $6.5 million for the nine months ended September 30, 2019, is included in the income tax expense under the Separate-return Method for the 2019 periods prior to the IPO.

TRA

During the nine months ended September 30, 2020, payments totaling $2.5 million were made to Scientific Games pursuant to the TRA. As of September 30, 2020 and December 31, 2019, the total TRA liability was $71.3 million and $75.3 million, respectively, of which $4.0 million and $2.6 million, respectively, was included in Accrued liabilities.

(5) Related Party Transactions
The following is the summary of amounts paid to Scientific Games and settled in cash:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019	Financial Statement Line Item
Royalties for Scientific Games IP	$—	$—	$—	$10.2	Cost of revenue
Royalties to Scientific Games for third-party IP	1.7	1.5	5.4	5.9	Cost of revenue
Parent services	1.9	1.2	4.3	3.8	General and administrative, Research and development
TRA payments (see Note 4)(1)	—	—	2.5	—	Accrued liabilities
Distributions to Parent and affiliates, net(1)	0.2	—	11.8	—	Noncontrolling interest
(1) Under the terms of the Operating Agreement, SciPlay Corporation relies on distributions from SciPlay Parent LLC to pay its obligations under the TRA and any other tax obligations. All distributions must be on a pari-passu basis, thus initiating a pro-rata distribution to Parent and affiliates.

The following is the summary of balances due to affiliates:

	September 30, 2020	December 31, 2019
Royalties under intercompany IP License Agreement	$0.9	$0.5
Parent services	0.7	0.8
Reimbursable expenses to Scientific Games and its subsidiaries	1.0	1.4
	$2.6	$2.7

(6) Stockholders’ Equity and Noncontrolling Interest

Noncontrolling Interest

We are a holding company, and our sole material assets are LLC Interests that we purchased from SciPlay Parent LLC and SG Holding I, representing an aggregate 18.1% economic interest in SciPlay Parent LLC. The remaining 81.9% economic interest in SciPlay Parent LLC is owned indirectly by SGC, through the ownership of LLC Interests by the indirect wholly owned subsidiaries of SGC, the SG Members.

Stock-Based Compensation

The following table summarizes stock-based compensation expense that is included in general and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Related to SciPlay equity awards	$9.8	$1.3	$14.7	$5.0
Related to the Parent’s equity awards	0.1	0.2	0.4	3.1
Total	$9.9	$1.5	$15.1	$8.1

As of September 30, 2020, we had $12.7 million in unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average expected vesting period of one year, of which $5.3 million relates to performance-based restricted stock units.

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

For the nine months ended September 30, 2019 we only included net income attributable to SciPlay generated from May 7, 2019 to September 30, 2019, the period following our IPO in which we had outstanding Class A common stock.

We excluded Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have economic interest in us and separate presentation of EPS of Class B common stock under the two-class method has not been presented.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator:
Net income	$35.1	$25.0	$115.0	$64.9
Less: net income attributable to SG Social Holding Company II, LLC prior to IPO	—	—	—	20.4
Less: net income attributable to the noncontrolling interest	29.6	23.0	98.5	36.9
Net income attributable to SciPlay	$5.5	$2.0	$16.5	$7.6
Denominator:
Weighted average shares of Class A common stock for basic EPS	22.8	22.7	22.8	22.7
Effect of dilutive securities:
Stock-based compensation grants	1.3	—	1.2	—
Weighted average shares of Class A common stock for diluted EPS	24.1	22.7	24.0	22.7

Net income attributable to SciPlay per share of Class A common stock - basic	$0.24	$0.09	$0.72	$0.33
Net income attributable to SciPlay per share of Class A common stock - diluted	$0.23	$0.09	$0.69	$0.33

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

On August 28, 2020, the court issued an oral ruling, granting in part and denying in part the defendants’ motion to dismiss.

We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

SciPlay IPO Matter (Nevada)
On or about November 4, 2019, plaintiff John Good filed a putative class action complaint in Nevada state court against SciPlay, certain of its executives and directors, SGC, and SciPlay’s underwriters with respect to SciPlay’s initial public offering. The plaintiff seeks to represent a class of all persons who purchased Class A common stock of SciPlay in or traceable to SciPlay’s initial public offering that it completed on or about May 7, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. On February 27, 2020, the trial court entered a stipulated order that, among other things, stayed the lawsuit pending entry of an order resolving the motion to dismiss that is pending in the SciPlay IPO matter in New York state court. On September 29, 2020, the trial court entered a stipulated order that extended the stay pending a ruling on class certification in the SciPlay IPO matter in New York state court.

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

BUSINESS OVERVIEW

On May 7, 2019 we completed the IPO as described in Note 1 to our 2019 Form 10-K.

We are a leading developer and publisher of digital games on mobile and web platforms. We currently offer seven core games, including four social casino games and three primary casual games. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend slots-style game play, card game play or bingo game play with adventure game features. All of our games are offered and played on multiple platforms, which include Apple, Google, Facebook, Amazon, and Microsoft. In addition to our internally created game content, our content library includes recognizable, real-world slot and table games content from Scientific Games. This content allows players who like playing land-based slot machines to enjoy some of those same titles in our free-to-play games.

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

Recent Events

In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world are implementing measures to prevent its spread, including the temporary closure of all non-essential businesses and travel restrictions. Many of our current and potential players may have significantly more free time to play our games, however they may also experience sustained consumer unease and have lower discretionary income. While the increased player engagement we experienced during the first half of this year as a result of the stay at home measures across the U.S. has begun to recede, we are still seeing higher player engagement compared to the three and nine months ended September 30, 2019 and we are not able to predict and quantify the ultimate impact of further COVID-19 developments on our results of operations in future periods.

During the first half of 2020, we deployed significant updates across a number of our portfolio games, and we continued testing in certain international markets. We expect to deploy further updates to games in future quarters and to continue testing in international markets.

On June 22, 2020, we completed the acquisition of the privately held mobile and social game company Come2Play (see Note 1), which has expanded and diversified our portfolio of social games. As a result of this acquisition we now offer Backgammon and Solitaire social games targeted towards casual game players on some of the same platforms in which we currently offer our existing games.

On September 14, 2020, our parent, Scientific Games Corporation, announced that a number of long-term institutional investors, including highly credentialed gaming industry investor Caledonia Investments, reached an agreement to acquire a 34.9% stake in SGC from MacAndrews & Forbes Incorporated (“MacAndrews & Forbes”) at a price of $28.00 per share. This transaction was completed on October 27, 2020, with no investor owning more than 9.9% of Scientific Games shares. M. Mendel Pinson, Executive Vice President at MacAndrews and Forbes, and Frances F. Townsend, Executive Vice

President of Worldwide Government, Legal and Business Affairs of MacAndrews & Forbes, resigned from the Board of Directors of SciPlay effective October 2, 2020.

RESULTS OF OPERATIONS

Summary of Results of Operations

	Three Months Ended					Nine Months Ended
	September 30,		Variance			September 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019			2020	2019	2020 vs. 2019
Revenue	$151.2	$116.4	$34.8		30%	$435.1	$352.9	$82.2		23%
Operating expenses	114.7	87.8	26.9		31%	315.1	278.4	36.7		13%
Operating income	36.5	28.6	7.9		28%	120.0	74.5	45.5		61%
Net income	35.1	25.0	10.1		40%	115.0	64.9	50.1		77%
Net income attributable to SciPlay	5.5	2.0	3.5		175%	16.5	28.0	(11.5)		(41)%
AEBITDA	$49.3	$32.0	$17.3		54%	$143.7	$90.2	$53.5		59%
Net income margin	23.2%	21.5%	1.7	pp	nm	26.4%	18.4%	8.0	pp	nm
AEBITDA margin	32.6%	27.5%	5.1	pp	nm	33.0%	25.6%	7.4	pp	nm
pp = percentage points. nm = not meaningful.

Non-GAAP Financial Measures

Adjusted EBITDA, or AEBITDA, as used herein, is a non-GAAP financial measure that is presented as supplemental disclosure and is reconciled to net income attributable to SciPlay as the most directly comparable GAAP measure as set forth in the below table. We define AEBITDA to include net income attributable to SciPlay before: (1) net income attributable to noncontrolling interest; (2) interest expense; (3) income tax expense; (4) depreciation and amortization; (5) restructuring and other, which includes charges or expenses attributable to: (a) employee severance; (b) management changes; (c) restructuring and integration; (d) M&A and other, which includes: (i) M&A transaction costs; (ii) purchase accounting adjustments; (iii) unusual items (including certain legal settlements) and (iv) other non-cash items; (e) contingent acquisition consideration and (f) cost-savings initiatives; (6) stock-based compensation; (7) loss (gain) on debt financing transactions; and (8) other expense (income) including foreign currency (gains) and losses. We also use AEBITDA margin, a non-GAAP measure, which we calculate as AEBITDA as a percentage of revenue.

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

The following table reconciles Net income attributable to SciPlay to AEBITDA and AEBITDA margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions, except percentages)	2020	2019	2020	2019
Net income attributable to SciPlay	$5.5	$2.0	$16.5	$28.0
Net income attributable to noncontrolling interest	29.6	23.0	98.5	36.9
Net income	35.1	25.0	115.0	64.9
Restructuring and other	0.2	0.2	1.7	2.4
Depreciation and amortization	2.7	1.7	6.9	5.2
Income tax expense	1.2	3.2	5.9	7.2
Stock-based compensation	9.9	1.5	15.1	8.1
Other expense (income), net	0.2	0.4	(0.9)	2.4
AEBITDA	$49.3	$32.0	$143.7	$90.2
Revenue	$151.2	$116.4	$435.1	$352.9
Net income margin (Net income/Revenue)	23.2%	21.5%	26.4%	18.4%
AEBITDA margin (AEBITDA/Revenue)	32.6%	27.5%	33.0%	25.6%
Royalties for Scientific Games Corporation IP	$—	$—	$—	$10.2

Revenue, Key Performance Indicators and Other Metrics

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Mobile	$131.8	$97.7	$34.1	35%	$377.3	$292.8	$84.5	29%
Web	19.4	18.7	0.7	4%	57.8	60.1	(2.3)	(4)%
Total revenue	$151.2	$116.4	$34.8	30%	$435.1	$352.9	$82.2	23%

Revenue information by geography is summarized as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
($ in millions)	2020(1)	2019(2)	2020 vs. 2019		2020(1)	2019(2)	2020 vs. 2019
North America	$138.5	$108.8	$29.7	27%	$399.1	$328.3	$70.8	22%
International	12.7	7.6	5.1	67%	36.0	24.6	11.4	46%
Total revenue	$151.2	$116.4	$34.8	30%	$435.1	$352.9	$82.2	23%
(1) For the three and nine months ended September 30, 2020, North America revenue includes revenue derived from the U.S., Canada and Mexico. As a result of enhancements in the technologies and processes we use to obtain customer data, beginning with the first quarter of 2020, geographical location is now determined based on player location as reported by the platform provider.
(2) For the three and nine months ended September 30, 2019, revenue is disaggregated between the U.S. and International. Revenues are assumed to be derived from the U.S. when data on geographical location was not available. We did not recast revenue for this period as it was deemed impractical due to lack of availability of similar data.

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

(in millions, except ARPDAU, Average monthly revenue per payer, and percentages)	Three Months Ended					Nine Months Ended
	September 30,		Variance			September 30,		Variance
	2020	2019	2020 vs. 2019			2020	2019	2020 vs. 2019
Mobile Penetration	87%	84%	3.0	pp	nm	87%	83%	4.0	pp	nm
Average MAU	7.3	7.8	(0.5)		(6.4)%	7.6	8.1	(0.5)		(6.2)%
Average DAU	2.6	2.7	(0.1)		(3.7)%	2.7	2.7	—		—%
ARPDAU	$0.63	$0.47	$0.16		34.0%	$0.59	$0.48	$0.11		22.9%
Average MPUs	0.5	0.5	—		—%	0.5	0.5	—		—%
Average monthly revenue per payer	$94.10	$84.90	$9.20		10.8%	$92.94	$80.94	$12.00		14.8%
Payer conversion rate	7.3%	5.8%	1.5	pp	nm	6.8%	6.0%	0.8	pp	nm
pp = percentage points. nm = not meaningful.

Mobile platform revenue increased for both comparable periods due to increased player engagement as a result of the stay at home measures across North America and other countries and ongoing popularity of Jackpot Party Casino, Gold Fish Casino, Quick Hits Slots, and MONOPOLY Slots. Web platform revenues increased for the three months ended September 30, 2020 primarily due to the stay at home measure across North America and other countries. For the nine months ended September 30, 2020, web platform revenues decreased due to the continued trend of players migrating from web to mobile platforms to play our games.

ARPDAU, average monthly revenue per payer, and payer conversion rates increased for both comparable periods due to stay at home measures across North America and other countries, introduction of new content and features, and ongoing popularity of our games. Average monthly revenue per player increased for both periods due to higher revenue and lower average MAU and average DAU base.

Operating Expenses

	Three Months Ended
	September 30,		Variance		Percentage of Revenue
($ in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019 Change
Select operating expenses:
Cost of revenue(1)	$48.0	$36.9	$11.1	30%	31.7%	31.7%	—	pp
Sales and marketing(1)	33.7	32.9	0.8	2%	22.3%	28.3%	(6.0)	pp
General and administrative(1)	21.3	9.8	11.5	117%	14.1%	8.4%	5.7	pp
Research and development(1)	8.8	6.3	2.5	40%	5.8%	5.4%	0.4	pp
(1) Excludes depreciation and amortization. pp = percentage points.

	Nine Months Ended
	September 30,		Variance		Percentage of Revenue
($ in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019 Change
Select operating expenses:
Cost of revenue(1)	$138.5	$123.1	$15.4	13%	31.8%	34.9%	(3.1)	pp
Sales and marketing(1)	97.0	98.4	(1.4)	(1)%	22.3%	27.9%	(5.6)	pp
General and administrative(1)	46.7	31.2	15.5	50%	10.7%	8.8%	1.9	pp
Research and development(1)	24.3	18.1	6.2	34%	5.6%	5.1%	0.5	pp
(1) Excludes depreciation and amortization. pp = percentage points.
Cost of Revenue

For the three and nine months ended September 30, 2020 our cost of revenue increased in line with our revenues. For the nine months ended September 30, 2020 the increase was partially offset by the decrease of $10.2 million in IP royalties due to the revised IP License Agreement.

Sales and Marketing

Sales and marketing expenses as a percentage of revenue decreased by 6.0 and 5.6 percentage points for the three and nine months ended September 30, 2020, respectively, primarily as a result of fluctuations in the cost to acquire new players and the monetization results of players.

General and Administrative

For the three months ended September 30, 2020 general and administrative expenses increased primarily due to a $8.4 million increase in stock-based incentive compensation related to the attainment of higher performance metrics, a $1.6 million increase in salaries and benefits, and a $1.3 million increase in professional legal services fees.

For the nine months ended September 30, 2020 general and administrative expenses increased primarily due to a $7.0 million increase in stock-based incentive compensation, $2.9 million increase in professional legal services fees, a $3.5 million increase in salary and benefit costs due to additional headcount, and a $1.6 million increase in insurance premiums.

Research and Development

For the three and nine months ended September 30, 2020 research and development expenses increased primarily as a result of an increase of $2.1 million and $5.4 million, respectively, in salary and benefit costs primarily due to a 13% increase in headcount.

Net Income and AEBITDA

For the three and nine months ended September 30, 2020 net income and AEBITDA increased primarily due to an increase in revenue and a decrease in IP royalties as described above, partially offset by the increases in operating expenses, as described above.

Net income margin improved by 1.7 and 8.0 percentage points and AEBITDA margin improved by 5.1 and 7.4 percentage points for the three and nine months ended September 30, 2020, respectively, as a result of the above stated drivers.

Other Factors Affecting Net Income Attributable to SciPlay

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Factors Affecting Net Income Attributable to SciPlay
($ in millions)	2020	2019	2020	2019	2020 vs. 2019
Income tax expense	$1.2	$3.2	$5.9	$7.2
Our effective income tax rates were 3.3% and 4.9%, respectively, for the three and nine months ended September 30, 2020 and 11.3% and 10.0% respectively, for the three and nine months ended September 30, 2019. The change in effective tax rates is primarily driven by the noncontrolling interest portion of pretax income, for which we do not record an income tax provision.

Net income attributable to noncontrolling interest	29.6	23.0	98.5	36.9
The change in net income attributable to noncontrolling interest for three and nine months ended September 30, 2020 and 2019 is primarily due to the period before the IPO, for which no noncontrolling interest existed and the increase in net income as described above.

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

Revolving Credit Facility
For a description of the Revolver, see “Liquidity, Capital Resources and Working Capital” in our 2019 Form 10-K. There have been no material changes related to the Revolver disclosed in our 2019 Form 10-K. The Revolver was undrawn as of September 30, 2020. We were in compliance with the financial covenants under the Revolver as of September 30, 2020.

Changes in Cash Flows
The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
($ in millions)	2020	2019
Net cash provided by operating activities	$131.9	$60.3
Net cash used in investing activities	(17.6)	(6.5)
Net cash (used in) provided by financing activities	(14.6)	17.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	0.4
Increase in cash, cash equivalents and restricted cash	$99.7	$71.3
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
Net cash used in financing activities increased primarily due to $2.5 million in payments made under the TRA and $11.8 million in distributions to Parent and affiliates during the nine months ended September 30, 2020 compared to net IPO proceeds received during the second quarter of 2019.
Off Balance Sheet Obligations

As of September 30, 2020, we did not have any significant off-balance sheet arrangements.

Contractual Obligations
There have been no material changes to our contractual obligations disclosed in our 2019 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2020, we had no material exposure to market risks.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2020.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent outbreak of a novel strain of coronavirus, COVID-19, and public perception thereof, have contributed to consumer unease and may lead to decreased discretionary spending, which may have a negative effect on us. Other future health epidemics or contagious disease outbreaks could do the same. We cannot predict the ultimate effects that the outbreak of COVID-19, any resulting social, political and economic conditions and decrease in discretionary spending may have on us, as they would be expected to impact our consumers and business partners in varied ways in different communities. Our revenue is driven by players’ disposable incomes and level of social casino gaming activity. The recent outbreak of COVID-19 has led to economic and financial uncertainty for many consumers and may reduce the disposable incomes of social casino game players resulting in fewer players purchasing coins, chips and cards, which would negatively impact our results of operations, cash flows and financial condition. The extent to which we are able to sustain the increased player engagement that we experienced during the first half of this year as a result of the stay at home measures across the U.S. is uncertain, as player engagement has already and may continue to recede. Furthermore, this outbreak of COVID-19 has caused, and may continue to cause us and certain of our business partners, including Scientific Games, who provides services to us under the Intercompany Service Agreement, to implement temporary adjustment of work schemes allowing employees to work from home and collaborate remotely. We have taken measures to monitor and reduce the impact of the outbreak, including putting in place a global crisis monitoring team, protocols for responding when employees are infected and enhanced cleaning procedures at all sites but there can be no assurance these will be sufficient to mitigate the risks faced by our and our partners' work forces. We may experience lower work efficiency and productivity, which may adversely affect our service quality, and our business operations have been and could be disrupted if and/or when any of our employees has been or is suspected of infection, since this has or may cause our employees to be quarantined and/or our offices to be temporarily shut down. We will continue to incur costs for our operations, and our revenues during this period are difficult to predict. As a result of any of the above developments, our business, results of operations, cash flows or financial condition for the full fiscal year of 2020 may be adversely affected by the COVID-19 outbreak. The extent to which this outbreak impacts our results of operations will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of this outbreak and the actions taken by governmental authorities and us to contain it or treat its impact.

Item 2. Unregistered Sales of Equity Securities

There was no stock repurchase activity during the three months ended September 30, 2020.

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

SCIPLAY CORPORATION
(Registrant)

		By:	/s/ Michael D. Cody
		Name:	Michael D. Cody
		Title:	Chief Financial Officer

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Chief Accounting Officer and Secretary
Dated:	November 4, 2020