Form 10-K
period 2020-12-31
SciPlay Corp
filed 2021-03-01
CIK 1760717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2020, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $334,866,057.
As of February 23, 2021 the registrant had 22,861,693 shares of Class A common stock outstanding and 103,547,021 shares of Class B common stock outstanding.
         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2021 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2020.

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
•our reliance on third-party platforms;
•our ability to continue to launch and enhance games that attract and retain a significant number of paying players;
•our reliance on a small percentage of our players for nearly all of our revenue;
•our ability to adapt to, and offer games that keep pace with, changing technology and evolving industry standards;
•competition;
•our dependence on the optional virtual coins, chips and bingo cards (collectively referred to as “coins, chips and cards”) to supplement the availability of periodically offered free coins, chips and cards;
•restrictions and covenants in debt agreements, including those that could result in acceleration of the maturity of our indebtedness;
•the discontinuation or replacement of LIBOR, which may adversely affect interest rates;
•fluctuations in our results due to seasonality and other factors;
•dependence on skilled employees with creative and technical backgrounds;
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
•risks relating to foreign operations, including the complexity of foreign laws, regulations and markets; the uncertainty of enforcement of remedies in foreign jurisdictions; the effect of currency exchange rate fluctuations; the impact of foreign labor laws and disputes; the ability to attract and retain key personnel in foreign jurisdictions; the economic, tax and regulatory policies of local governments; compliance with applicable anti-money laundering, anti-bribery and anti-corruption laws;
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
•failure to establish and maintain adequate internal control over financial reporting;
•stock price volatility;
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
•our dependence on certain key providers; and
•U.S. and international economic and industry conditions;
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

We are a leading developer and publisher of digital games on mobile and web platforms. We operate in the social gaming market, which is characterized by gameplay online, on mobile phones or on tablets that are social and competitive, and self-directed in pace and session length. We generate substantially all of our revenue from the sale of coins, chips and cards, which players can use to play slot games, table games or bingo games. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps. We currently offer seven core games, including social casino games Jackpot Party Casino®, Gold Fish Casino®, Hot Shot Casino® and Quick Hit Slots®, and casual games MONOPOLY Slots®, Bingo Showdown® and 88 Fortunes Slots®, and recently added a solitaire social game targeted toward casual game players as a part of the Come2Play, Ltd (“Come2Play”) acquisition on various platforms referenced herein. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend slots-style or bingo game play with adventure game features. All of our games are offered and played across multiple platforms, including Apple, Google, Facebook, Amazon, and Microsoft. In addition to our internally created game content, our content library includes recognizable, real-world slot and table games content from Scientific Games. This content allows players who like playing land-based slot machines to enjoy some of those same titles in our free-to-play games. We have access to Scientific Games' library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY, JAMES BOND™, THE FLINTSTONES™, MICHAEL JACKSON™, and PLAYBOY™. We believe our access to this content, coupled with our years of experience developing in-house content, uniquely positions us to create compelling social games.

Mission

Our mission is to become the #1 casual mobile gaming company in the world.

Strategy

We strive to provide high quality services to our customers. To this end we are focused on the following strategies:

•Invest in growth from existing games - We continue to invest in and grow our current games by adapting and developing our monetization and marketing engines to improve player engagement, increase paying player conversion and drive per-player monetization. As we continue our data-driven approach to develop our games, we believe we will be able to further monetize our existing user base and attract new players.

•Develop new games -  We intend to continue to capitalize on our ability to build successful games by introducing new titles that appeal to specific player segments and offer differentiated experiences.

•Continue international growth and expansion -  We intend to further expand our global presence by incorporating our vast library of recognizable and regionalized brands and content in our game design, customization and marketing for regional audiences. As the global mobile gaming market expands, we believe there is an opportunity to continue to improve our reach across the rest of the world by offering more targeted content than we currently offer and a better game play experience than is currently available to international players.

•Expand into adjacent gaming markets -  We intend to continue to address additional segments within the broader mobile gaming market by expanding into adjacent areas and investing in new game markets. We believe our extensive experience in developing and operating social gaming titles strongly positions us to enter untapped areas within the casual market, such as puzzles, card, match three and board games.

•Leverage platform to scale through select acquisitions - We expect to continue to pursue select strategic acquisitions to fuel our top line growth and build our portfolio. We believe we can maximize the value of an acquired asset through our scalable platform and our rigorous, data-driven acquisition, engagement and monetization model.

Research and Development

We believe our ability to attract new players and retain existing players depends in part on our ability to evolve and expand our content library by continually developing differentiated games, systems technology and functionality to enhance player entertainment and user profitability.

Our personnel are primarily located in Cedar Falls, Iowa, Austin, Texas, and Tel Aviv, Israel. We have additional personnel located in Chicago, Illinois; Des Moines, Iowa; Kiev, Ukraine; Bangalore, India and Pune, India, with services of the personnel located in Ukraine supplied to us through a third-party contractor and services of the personnel located in India supplied to us through our intercompany services agreement with Scientific Games.

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

We believe the value associated with both our brands and the third-party licensed brands, including those of Scientific Games, under which we market and license our games contribute to the appeal and success of our games, and our future ability to license, acquire or develop new brand names of similar quality is important to our continued success. Therefore, we continue to invest in the recognition of our brands and brands we license. In addition to our own brands and those we license from Scientific Games, certain of our games are based on popular brands licensed from other third parties, such as MONOPOLY, JAMES BOND™, THE FLINTSTONES™, MICHAEL JACKSON™, and PLAYBOY™.

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

Competition

We face significant competition in all aspects of our business. Our primary social casino game competitors include Playtika, Product Madness/Big Fish Games (subsidiaries of Aristocrat), Zynga Inc., DoubleU Games/Double Down Interactive, GSN/Bash Gaming and Huuuge Games. Our competitors in the broader social game market include Glu Mobile, Activision Blizzard, Electronic Arts, Kabam, Rovio and Tencent Holdings. On the broadest scale, we compete for the leisure time, attention and discretionary spending of our players versus other forms of online entertainment, including social media, reading and other video games on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels.

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

Seasonality

Our results of operations can fluctuate due to seasonal trends and other factors. Player activity is generally slower in the second and third quarters of the year, particularly during the summer months. However, due to the stay-at-home measures across the U.S. as a result of the COVID-19 pandemic, we experienced increased player engagement starting in the second quarter of 2020. See the risk factor captioned “Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance” under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.

Human Capital

We are a leading developer of technology-based products and services and associated content for the social gaming market. Our global reach is made possible through the expertise, skills and dedicated efforts of our employees who serve our players across the globe.

As of December 31, 2020, we employed approximately 602 persons worldwide, which includes 332 domestic employees, 179 international employees, and 91 full-time third-party consultants largely based in Bangalore, India; Pune, India; and Kiev, Ukraine.

In order to ensure that we are meeting our human capital objectives, we frequently utilize employee surveys to understand the effectiveness of our employee and compensation programs and to determine where we can improve across the Company. Our latest survey, completed in fiscal 2020, indicated an overall favorable rating of 78% in 2020, an improvement of 5% from 2019.

Safety: The health and safety of our employees is a top priority of our leaders. In light of the COVID-19 pandemic, we have implemented new work procedures that allow employees to work from home and collaborate remotely. We have also taken measures to keep our workforce safe by monitoring and reducing the impact of the outbreak, including putting protocols in place for responding when employees are infected and enhanced cleaning procedures at all sites.

Compensation and Benefits: We provide a competitive and comprehensive benefits program that is aligned with our business objectives and attempts to inspire employees to drive innovation and improve Company performance. In addition to cash compensation, we offer medical, dental and vision plans; an employee stock purchase plan; paid time off and paid holidays; company-paid disability; life insurance; a 401(k) plan; flexible spending accounts; employee assistance programs; and tuition reimbursement.

Government Regulation

We are subject to foreign and domestic laws and regulations that affect companies operating online, including over the internet and mobile networks, many of which are still evolving and could be interpreted in ways that could negatively impact our business, revenue and results.

We are subject to federal, state and foreign laws related to the privacy and protection of player data. Such regulations, such as the General Data Protections Regulation from the European Union and the California Consumer Privacy Act, which went into effect in California on January 1, 2020, and the recently passed California Privacy Rights Act, or CPRA, are recent, untested laws and regulations that have and could further affect our operations and business. The extent of the potential impact is unknown.

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

Executive Officers of the Company

Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Barry L. Cottle	59	Executive Chairman of the Board of Directors
Joshua J. Wilson	45	Chief Executive Officer
Michael D. Cody	50	Chief Financial Officer
Michael F. Winterscheidt	50	Chief Accounting Officer and Secretary

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

We make the following information, among others, available free of charge through the Investors link on our website at https://www.sciplay.com/investors/sec-filings/ and we use our website as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC's Regulation Fair Disclosure (Reg. FD):

•our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed electronically with or furnished to the SEC;

•Section 16 ownership reports filed by our executive officers, directors and 10% stockholders on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after they are filed electronically with the SEC; and

•our Code of Business Conduct, which applies to all of our officers, directors and employees (which is also our required code of ethics applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer in keeping with the Sarbanes-Oxley Act of 2002).

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

Risk Factors Summary

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to Our Business and Industry

•The recent COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, could significantly disrupt our operations and adversely affect our business, results of operations, cash flows or financial condition.

•Our growth depends on our ability to attract and retain players, and the loss of our players, or failure to attract new players, could materially and adversely affect our business.

•We rely on third-party platforms to make our games available to players and to collect revenue.

•A small number of games has generated a majority of our revenue, and we must continue to launch and enhance games that attract and retain a significant number of paying players in order to grow our revenue and sustain our competitive position. We rely on a small percentage of our players for nearly all of our revenue.

•Our success depends upon our ability to adapt to, and offer games that keep pace with, changing technology and evolving industry standards.

•We operate in a highly competitive industry, and our success depends on our ability to effectively compete.

•The Revolver we entered into in connection with the IPO imposes certain restrictions that may affect our ability to operate our business and make payments on our indebtedness.

•We rely on skilled employees with creative and technical backgrounds.

Risks Related to Our Technology

•We rely on the ability to use the intellectual property rights of Scientific Games and other third parties, including the third-party intellectual property rights licensed to Scientific Games that we have enjoyed as an indirect subsidiary of Scientific Games, and we may lose the benefit of any intellectual property owned by or licensed to Scientific Games if it ceases to hold certain minimum percentages of the voting power in our company.

•The intellectual property rights of others may prevent us from developing new games, entering new markets or may expose us to liability or costly litigation.

•Our success depends on the security and integrity of the games we offer, and security breaches or other disruptions could compromise our information or the information of our players and expose us to liability, which would cause our business and reputation to suffer.

•If we sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm, regulatory fines or punishment and other negative consequences.

Risks Related to Legal and Regulatory Factors

•Legal or regulatory restrictions could adversely impact our business and limit the growth of our operations. We may share part of the regulatory burdens of our parent, Scientific Games.

•Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties. Our business depends on the protection of our proprietary information and our owned and licensed intellectual property.

Risks Related to Our Relationship with Scientific Games

•Scientific Games controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

•If Scientific Games causes the SG Members to sell a controlling interest in our company to a third party in a private transaction, holders of our Class A common stock may not realize any change-of-control premium on shares of our Class A common stock, and we may become subject to the control of a presently unknown third party.

•Scientific Games’ interests may conflict with our interests and the interests of our stockholders. Conflicts of interest between Scientific Games and us could be resolved in a manner unfavorable to us and our public stockholders.

•Our articles of incorporation limit Scientific Games’ and its directors’ and officers’ liability to us or our stockholders for breach of fiduciary duty and could also prevent us from benefiting from corporate opportunities that might otherwise have been available to us.

•Third parties may seek to hold us responsible for liabilities of Scientific Games, which could result in a decrease in our income.

•We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

•We rely on our access to Scientific Games’ brands and reputation, some of Scientific Games’ relationships, and the brands and reputations of unaffiliated third parties.

•The services that we receive from Scientific Games may not be sufficient for us to operate our business, and we would likely incur significant incremental costs if we lost access to Scientific Games’ services.

•Our historical financial results are not necessarily representative of the results we have or may achieve as a standalone company and may not be a reliable indicator of our future results.

Risks Related to Our Organizational Structure and the TRA

•Our sole material asset is our interest in SciPlay Parent LLC, and, accordingly, we depend on distributions from SciPlay Parent LLC to pay our taxes and expenses, including payments under the TRA. SciPlay Parent LLC’s ability to make such distributions have been and may be subject to various limitations and restrictions.

•The TRA with the SG Members requires us to make cash payments to the SG Members in respect of certain tax benefits to which we may become entitled, and the payments we are required to make have been and will be substantial.

•In certain cases, future payments under the TRA to the SG Members may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA.

•We will not be reimbursed for any payments made to the SG Members under the TRA in the event that any tax benefits are disallowed.

Risks Related to Ownership of Our Class A Common Stock

•We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

•The dual class structure of our common stock may adversely affect the trading price or liquidity of our Class A common stock or may dilute our stockholders’ economic interest in SciPlay.

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our Class A common stock. The risk factors generally have been separated into seven groups: risks related to our business and industry, risks relating to our technology, risks related to legal and regulatory factors, risks related to our relationship with Scientific Games, risks related to our organizational structure and the TRA, risks related to ownership of our Class A Common Stock and general risks.

Risks Related to Our Business and Industry

The recent COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, could significantly disrupt our operations and adversely affect our business, results of operations, cash flows or financial condition.

The recent outbreak of a novel strain of coronavirus, COVID-19, and public perception thereof, have contributed to consumer unease and may lead to decreased discretionary spending, which may have a negative effect on us. Other future health epidemics or contagious disease outbreaks could do the same. We cannot predict the ultimate effects that the outbreak of COVID-19, any resulting social, political and economic conditions and decrease in discretionary spending may have on us, as they would be expected to impact our consumers and business partners in varied ways in different communities. Our revenue is driven by players’ disposable incomes and level of social casino gaming activity. The recent outbreak of COVID-19 has led to economic and financial uncertainty for many consumers and may reduce the disposable incomes of social casino game players resulting in a lower number of players purchasing coins, chips or cards, or in players purchasing fewer coins, chips or cards, which would negatively impact our results of operations, cash flows and financial condition. The extent to which we are able to sustain the increased player engagement that we experienced during the first half of 2020 as a result of the stay at home measures across the U.S. is uncertain, as player engagement has already and may continue to recede. The recession of player engagement, as a result of the discontinuation of stay at home measures or otherwise, could adversely affect our results of operations and financial condition. Furthermore, this outbreak of COVID-19 has caused, and may continue to cause us and certain of our business partners, including Scientific Games, who provides services to us under the Intercompany Service Agreement, to implement temporary adjustment of work schemes allowing employees to work from home and collaborate remotely. We have taken measures to monitor and reduce the impact of the outbreak, including putting in place a global crisis monitoring team, protocols for responding when employees are infected and enhanced cleaning procedures at all sites but there can be no assurance these will be sufficient to mitigate the risks faced by our and our partners’ work forces. We may experience lower work efficiency and productivity, which may adversely affect our service quality, and our business operations have been and could be disrupted when and/or if our employees have been or are suspected of infection, since this has caused and may cause our employees to be quarantined and/or our offices to be temporarily shut down. In addition, as we have reopened our offices following appropriate precautions and guidelines, the risk of spreading the virus could increase and we may experience further disruptions to our business operations if our employees contract the virus from each other. We will continue to incur costs for our operations, and our revenues during this period are difficult to predict. As a result of any of the above developments, our business has been and our results of operations, cash flows or financial condition may be adversely affected by the COVID-19 outbreak. The extent to which this outbreak impacts our results of operations will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of this outbreak and the actions taken by governmental authorities and us to contain it or treat its impact.

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

Our social gaming offerings operate through Apple, Google, Facebook and Amazon, which also serve as significant online distribution platforms for our games, with some of our games available on Microsoft. Substantially all of our revenue was generated by players using those platforms.

Consequently, our expansion and prospects depend on our continued relationships with these providers, and any emerging platform providers that are widely adopted by our target player base. We are subject to the standard terms and conditions that these platform providers have for application developers, which govern the promotion, distribution and operation of games and other applications on their platforms, and which the platform providers can change unilaterally on short or without notice. Our business would be harmed if:

•the platform providers discontinue or limit our access to their platforms;

•governments or private parties, such as internet providers, impose bandwidth restrictions or increase charges or restrict or prohibit access to those platforms;

•the platforms decline in popularity;

•the platforms modify their current discovery mechanisms, communication channels available to developers, respective terms of service or other policies, including fees;

•the platforms impose restrictions or make it more difficult for players to buy coins, chips or cards; or

•the platforms change how the personal information of players is made available to developers or develop their own competitive offerings.

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

In the past, some of these platform providers have been unavailable for short periods of time or experienced issues with their features that permit our players to purchase coins, chips or cards. For example, in the second and third quarters of 2018, we were negatively impacted by data privacy protection changes implemented by Facebook, which impaired our players’ ability to access their previously acquired coins, chips or cards and purchase additional coins, chips or cards. If similar events recur on a prolonged basis or other similar issues arise that impact players’ ability to download our games, access social features or purchase coins, chips or cards, it could have a material adverse effect on our revenue, operating results and brand.

A small number of games has generated a majority of our revenue, and we must continue to launch and enhance games that attract and retain a significant number of paying players in order to grow our revenue and sustain our competitive position.

Historically, we have depended on a small number of games for a majority of our revenue, and we expect that this dependency will continue for the foreseeable future. In particular, Jackpot Party Casino has accounted for a substantial portion of our revenue since its launch in 2012, including 44% of our revenue in 2018, 48% of our revenue in 2019, and 52% of our revenue in 2020, and we expect it to continue to do so over the next several years. Our growth depends on our ability to consistently launch new games that achieve significant popularity. Each of our games generally requires significant research and development, engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased. In the future, we may be forced to reduce our research and development and marketing expenses in order to support other business priorities, which would harm our ability to attract new players and expand our player base and game community. Our ability to successfully and timely launch, sustain and expand games and attract and retain paying players largely depends on our ability to:

•anticipate and effectively respond to changing game player interests and preferences;

•anticipate or respond to changes in the competitive landscape;

•develop, sustain and expand games that are fun, interesting and compelling to play and on which players want to spend money;

•retain rights to the intellectual property rights of third parties, including Scientific Games;

•build and maintain our brand and reputation;

•effectively market new games and enhancements to our existing players and new players;

•minimize launch delays and cost overruns on new games and game expansions;

•minimize downtime and other technical difficulties; and

•acquire high-quality assets, personnel and companies.

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

A small percentage of our players account for nearly all of our revenue. For example, 5.5%, 6.0% and 7.1% of our players made purchases in our games, in 2018, 2019, and 2020, respectively. However, we lose paying players in the ordinary course of business, and they may stop making purchases in our games or playing our games altogether at any time. In order to sustain or increase our revenue levels, we must attract new paying players or increase the amount our players pay. To retain paying players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. Our new games may also attract players away from our existing games. If we fail to grow or sustain the number of our paying players, or if the rate at which we add paying players declines or if the average amount our paying players pay declines, our results of operations, cash flows and financial condition could be adversely impacted.

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

Our players depend on our support organization to resolve any issues relating to our games. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain employees who are not only qualified to support players of our games, but are also well versed in our games. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell coins, chips or cards within our games to existing and prospective players, and could adversely impact our results of operations, cash flows and financial condition.

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

We offer players regular free play and frequent discounts for purchases of coins, chips or cards to extend play in connection with our business. We cannot assure that competitive pressure will not cause us to increase the incentives that we offer to our players, which could adversely impact our results of operations, cash flows and financial condition.

Our free-to-play business model depends on the optional purchases of coins, chips or cards to supplement the availability of periodically offered free coins, chips or cards.

We derive nearly all of our revenue from the sale of coins, chips or cards used to play our games. Our games are available to players for free, and we generally generate revenue from them only if they voluntarily purchase coins, chips or cards above and beyond the level of free coins, chips or cards provided periodically as part of the game. If we fail to offer games that attract purchases of coins, chips or cards, or if we fail to properly manage the economics of free versus paid coins, chips or cards, our business, financial condition and results of operations could be materially and adversely affected.

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

Moreover, the new Revolver requires us to dedicate a portion of our cash flow from operations to interest payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes; increasing our vulnerability to adverse general economic, industry or competitive developments or conditions; and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or in pursuing our strategic objectives.

We may be exposed to the risk of increased interest rates.

The Revolver has variable rates of interest, some of which use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Capital Resources and Working Capital-Revolving Credit Facility” in Part II, Item 7 of this Annual Report on Form 10-K for additional information. The U.K. Financial Conduct Authority intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt, and our business, prospects, financial condition and results of operations could be materially and adversely affected. We may in the future pursue amendments to the credit agreement governing the Revolver to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As a result, additional financing to replace any of our LIBOR-based debt may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.

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

Our results of operations can fluctuate due to seasonal trends and other factors. Player activity is generally slower in the second and third quarters of the year, particularly during the summer months. Certain other seasonal trends and factors that may cause our results to fluctuate include:

•the geographies where we operate;

•holiday and vacation seasons;

•climate and weather;

•economic and political conditions, including conditions related to the impact of the COVID-19 pandemic and government measures to mitigate its effects; and

•timing of the release of new games.

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

We rely on our highly skilled, technically trained and creative employees to develop new technologies and create innovative games. Such employees, particularly game designers, engineers and project managers with desirable skill sets are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. A lack of skilled technical workers could delay or negatively impact our business plans, ability to compete, results of operations, cash flows and financial condition. We employ personnel internationally, particularly in game development operations in Israel and Ukraine, and are subject to additional risks customarily associated with foreign operations, such as labor and employment related risks. See also “Our foreign operations expose us to business and legal risks” in Part I, Item 1A.

Risks Related to Our Technology

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

In the future we may make claims of infringement against third parties, or make claims that third-party intellectual property rights are invalid or unenforceable. These claims could:

•cause us to incur greater costs and expenses in the protection of our intellectual property;

•potentially negatively impact our intellectual property rights, for example, by causing one or more of our intellectual property rights to be ruled or rendered unenforceable or invalid; or

•divert management’s attention and our resources.

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

We cannot assure that our business activities and games will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. A successful claim of infringement by a third party against us, our games or one of our licensees in connection with the use of our technologies, or an unsuccessful claim of infringement made by us against a third party or its products or games, could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, should it occur, could:

•be expensive and time-consuming to defend or require us to pay significant amounts in damages;

•result in invalidation of our proprietary rights or render our proprietary rights unenforceable;

•cause us to cease making, licensing or using games that incorporate the intellectual property;

•require us to redesign, reengineer or rebrand our games or limit our ability to bring new games to the market in the future;

•require us to enter into costly or burdensome royalty, licensing or settlement agreements in order to obtain the right to use a product or process;

•impact the commercial viability of the games that are the subject of the claim during the pendency of such claim; or

•require us to stop selling the infringing games.

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

Our games and other software applications and systems, as well as the third-party platforms upon which they are made available, could contain undetected errors that could adversely affect the performance of our games. For example, these errors could prevent the player from making in-app purchases of coins, chips or cards, which could harm our operating results. They could also harm the overall game-playing experience for our players, which could cause players to reduce their playing time or in-game purchases, discontinue playing our games altogether, or not recommend our games to other players. Such errors could also result in our games being non-compliant with applicable laws or create legal liability for us.

Resolving such errors could disrupt our operations, cause us to divert resources from other projects, or harm our operating results.

Some of our players may obtain coins, chips or cards used in, or otherwise alter the intended game play of, our games through hacking or other unauthorized methods, resulting in a negative impact to our revenue.

Unauthorized operators may develop “hacks” that enable players to alter the intended game play or obtain unfair advantages in our games. For example, although we do not permit the exchange of coins, chips or cards between accounts or with third parties, it is possible that unauthorized operators could offer “hacks” that allow players to obtain coins, chips or cards through unauthorized methods, potentially having a negative impact on the amount of revenue we collect from players. We could change our business model and allow authorized trading in the future, which could result in additional opportunities for players to obtain coins, chips or cards for use in our games through unauthorized methods.

Additionally, unrelated third parties may attempt to scam our players with fake offers for coins, chips or cards or other game benefits. These scams may harm the experience of our players, disrupt the virtual economies of our games and reduce the demand for coins, chips or cards, which may result in increased costs to combat such programs and scams, a loss of revenue from the sale of coins, chips or cards and a loss of players.

Risks Related to Legal and Regulatory Factors

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

In 2018, the United States Court of Appeals for the Ninth Circuit decided that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits have been filed against other defendants, including Scientific Games. For example, in April 2018, a putative class action lawsuit was filed in federal district court alleging substantially the same causes of action against our social casino games. In December 2018, the federal district court assigned to the litigation denied Scientific Games’ motion to dismiss the plaintiff’s complaint and, in January 2019, Scientific Games filed its answer and affirmative defenses to the putative class action complaint. See “Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” and Note 11.

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

We collect, process, store, use and share data, some of which contains personal information. Our business is therefore subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission, sharing and protection of personal information and other consumer data. Such laws and regulations may be inconsistent among states, countries or between states and countries or conflict with other rules. In particular, the European Union, or EU, has adopted strict data privacy and security regulations. Following certain developments in the EU, including the EU’s General Data Protection Regulation (“GDPR”), data privacy and security compliance in the EU are increasingly complex and challenging. The GDPR created new compliance obligations applicable to our business and some of our players and imposed increased financial penalties for noncompliance (including possible fines of up to four percent of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious violations). Compliance with the GDPR and similar regulations increases our operational costs and can impact operational efficiencies.

The scope of data privacy and security regulations worldwide continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. This law, among other things, requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities to opt out of certain disclosures of personal information. It remains unclear how courts will interpret the CCPA. The U.S. Congress may also pass a law to preempt all or part of the CCPA. Further, California recently passed the California Privacy Rights Act, or CPRA, which amends the CCPA to provide more comprehensive privacy protections to consumers once it becomes effective in January 2023. The effects of the CCPA and CPRA may be significant and the CCPA required us to update our policies to include CCPA specific clauses and procedures. A number of other proposals related to data privacy or security are pending before federal, state, and foreign legislative and regulatory bodies. For example, the European Union is contemplating the adoption of the Regulation on Privacy and Electronic Communications, expected in 2021, that would govern data privacy and the protection of personal data in electronic communications, in particular for direct marketing purposes. Efforts to comply with these and other data privacy and security restrictions that may be enacted has required us to modify our data processing practices and policies and could cause us to further modify our practices and policies in the future and may increase the cost of our operations. Failure to comply with such restrictions could subject us to criminal and civil sanctions and other penalties. In part due to the uncertainty of the legal climate, complying with regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to attract or retain players, and otherwise adversely affect our business, financial condition and operating results.

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

We generate a portion of our revenue from operations outside of the U.S. For the years ended December 31, 2020, 2019 and 2018, we derived approximately 14.8%, 15.1% and 8.6%, respectively, of our revenue from sales to players outside of the U.S. We also have significant operations, including game development operations, in Israel.

Our operations in foreign jurisdictions may subject us to additional risks customarily associated with such operations, including: the complexity of foreign laws, regulations and markets; the uncertainty of enforcement of remedies in foreign jurisdictions; the effect of currency exchange rate fluctuations; the impact of foreign labor laws and disputes; the ability to attract and retain key personnel in foreign jurisdictions; the economic, tax and regulatory policies of local governments; compliance with applicable anti-money laundering, anti-bribery and anti-corruption laws, including the Foreign Corrupt Practices Act and other anti-corruption laws that generally prohibit U.S. persons and companies and their agents from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business; and compliance with applicable sanctions regimes regarding dealings with certain persons or countries. Certain of these laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls.

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

Scientific Games, through its indirect wholly owned subsidiaries, the SG Members, controls shares representing a majority of our combined voting power. The SG Members own all of our outstanding Class B common stock, which represents 81.9% of our total outstanding shares of common stock and 97.8% of the combined voting power of both classes of our outstanding common stock. On all matters submitted to a vote of our stockholders, our Class B common stock entitles its owners to ten votes per share (for so long as the number of shares of our common stock beneficially owned by the SG Members and their affiliates represents at least 10% of our outstanding shares of common stock and, thereafter, one vote per share), and our Class A common stock entitles its owners to one vote per share. As long as Scientific Games continues to control shares representing a majority of our combined voting power, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election of directors (unless supermajority approval of such matter is required by applicable law). Even if Scientific Games were to control less than a majority of our combined voting power, it may be able to influence the outcome of corporate actions so long as it owns a significant portion of our combined voting power. If Scientific Games does not cause the SG Members to dispose of their shares of our common stock, Scientific Games could retain control over us for an extended period of time or indefinitely.

Investors will not be able to affect the outcome of any stockholder vote while Scientific Games controls the majority of our combined voting power (or, in the case of removal of directors, two-thirds of our combined voting power). Due to its ownership and rights under our articles of incorporation and our bylaws, Scientific Games is able to control, indirectly through the SG Members and subject to applicable law, the composition of our board of directors, which in turn is able to control all matters affecting us, including, among other things:

•any determination with respect to our business direction and policies, including the appointment and removal of officers and, in the event of a vacancy on our board of directors, additional or replacement directors;

•any determinations with respect to mergers, business combinations or disposition of assets;

•determination of our management policies;

•determination of the composition of the committees on our board of directors;

•our financing policy;

•our compensation and benefit programs and other human resources policy decisions;

•termination of, changes to or determinations under our agreements with Scientific Games;

•changes to any other agreements that may adversely affect us;

•the payment of dividends on our Class A common stock; and

•determinations with respect to our tax returns.

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

Scientific Games, through its indirect wholly owned subsidiaries, the SG Members, holds approximately 97.8% of our combined voting power. Scientific Games has the ability, should it choose to do so, to cause the SG Members to sell some or all of their shares of our common stock and the LLC Interests the SG Members hold in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company. See Note 1 for additional information.

The ability of Scientific Games to cause the SG Members to privately sell their shares of our common stock and the LLC Interests the SG Members hold, with no requirement for a concurrent offer to be made to acquire all of our shares that will be publicly traded hereafter, could prevent our stockholders from realizing any change-of- control premium on our stockholders’ shares of our common stock that may otherwise accrue to Scientific Games on its private sale of our common stock and the LLC Interests it holds. Additionally, if Scientific Games causes the SG Members to privately sell shares representing a significant portion of our common stock, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if Scientific Games causes the SG Members to sell a controlling interest in our company to a third party, any debt financing (including the Revolver) we secure in the future may be subject to acceleration, Scientific Games may terminate the Intercompany Services Agreement, the IP License Agreement and other arrangements, and our other relationships and agreements, including our license agreements, could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our results of operations, cash flows and financial condition.

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

Various conflicts of interest between us and Scientific Games exist and could arise. See Note 10 for additional information. Ownership interests of directors or officers of Scientific Games in our common stock and ownership interests of our directors and officers in the stock of Scientific Games, or a person’s service either as a director or officer of both companies, could create or appear to create conflicts of interest when those directors and officers are faced with decisions relating to our company. These decisions could include:

•corporate opportunities;

•the impact that operating decisions for our business may have on Scientific Games’ consolidated financial statements;

•differences in tax positions between Scientific Games and us, especially in light of the TRA (see “Risks Related to Our Organizational Structure and the TRA”);

•the impact that operating or capital decisions (including the incurrence of indebtedness) for our business may have on Scientific Games’ current or future indebtedness or the covenants under that indebtedness;

•future, potential commercial arrangements between Scientific Games and us or between Scientific Games and third parties;

•business combinations involving us;

•our dividend policy;

•management stock ownership; and

•the intercompany agreements between Scientific Games and us.

Furthermore, disputes may arise between Scientific Games and us relating to our past and ongoing relationship and these conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:

•tax, employee benefits, indemnification and other matters arising from the IPO;

•the nature, quality and pricing of services Scientific Games agrees to provide to us;

•sales or other disposals by the SG Members of all or a portion of their ownership interests in SciPlay Parent LLC or us; and

•business combinations involving us.

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

Certain of our directors and executive officers may have actual or potential conflicts of interest because of their positions with Scientific Games.

Barry L. Cottle is Chairman of our board of directors and also serves as President and Chief Executive Officer at Scientific Games. Our chief accounting officer Michael F. Winterscheidt also holds an executive officer position with Scientific Games. In addition, these individuals may own Scientific Games common stock, options to purchase Scientific

Games common stock or other Scientific Games equity awards. These individuals’ holdings of Scientific Games’ common stock, options to purchase Scientific Games common stock or other equity awards may be significant for some of these persons compared to these persons’ total assets. Their positions at Scientific Games and the ownership of any Scientific Games equity or equity awards creates, or may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for Scientific Games than the decisions have for us.

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

Our articles of incorporation provide that, subject to any contractual provision to the contrary, Scientific Games has no obligation to refrain from:

•engaging in the same or similar business activities or lines of business as we do;

•doing business with any of our clients, consumers, vendors or lessors;

•employing or otherwise engaging any of our officers or employees; or

•making investments in any property in which we may make investments.

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

•the requirement that a majority of its board of directors consist of independent directors;

•the requirement that its director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is comprised entirely of independent directors and that it adopt a written charter or board resolution addressing the nominations process; and

•the requirement that it have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

As a “controlled company”, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ rules. We may choose to rely on additional exemptions in the future so long as we qualify as a “controlled company”.

We may not achieve some or all of the anticipated benefits of being a standalone public company.

We may not be able to achieve all of the anticipated strategic and financial benefits expected as a result of being a standalone public company, or such benefits may be delayed or not occur at all. These anticipated benefits include the following:

•allowing investors to evaluate the distinct merits, performance and future prospects of our business, independent of Scientific Games’ other businesses;

•improving our strategic and operational flexibility and increasing management focus as we continue to implement our strategic plan and allowing us to respond more effectively to different player needs and the competitive environment for our business;

•allowing us to adopt a capital structure better suited to our financial profile and business needs, without competing for capital with Scientific Games’ other businesses;

•creating an independent equity structure that will facilitate our ability to effect future acquisitions utilizing our capital stock; and

•facilitating incentive compensation arrangements for employees more directly tied to the performance of our business, and enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives of our business.

We may not achieve the anticipated benefits of being a standalone public company for a variety of reasons, and it could adversely affect our operating results and financial condition.

We rely on our access to Scientific Games’ brands and reputation, some of Scientific Games’ relationships, and the brands and reputations of unaffiliated third parties.

We believe the association with Scientific Games has contributed to our building relationships with our players due to its recognized brands and products, as well as resources such as Scientific Games’ intellectual property and access to third parties’ intellectual property. Any perceived or actual loss of Scientific Games’ scale, capital base and financial strength may prompt business partners to reprice, modify or terminate their relationships with us.

For more detail regarding our reliance on access to intellectual property owned by Scientific Games, see “We rely on the ability to use the intellectual property rights of Scientific Games and other third parties, including the third-party intellectual property rights licensed to Scientific Games that we have enjoyed as an indirect subsidiary of Scientific Games, and we may lose the benefit of any intellectual property owned by or licensed to Scientific Games if it ceases to hold certain minimum percentages of the voting power in our company.”

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

Certain of our historical financial results included in this Annual Report on Form 10-K do not reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors:

•certain of our historical financial results reflect charges for certain support functions that are provided on a centralized basis within Scientific Games, such as expenses for business technology, facilities, legal, finance, human resources, business development, public affairs and procurement under a prior intercompany services agreement, and we entered into a new Intercompany Services Agreement in connection with the IPO;

•certain of our historical financial results reflect charges for the use of certain proprietary and third-party intellectual property licensed or sublicensed from Scientific Games under a prior intercompany intellectual property license agreement, and we have entered into a new IP License Agreement in connection with the IPO;

•our cost of debt and our capital structure are and may be different from that reflected in our historical financial statements; and

•we have incurred and continue to incur additional ongoing costs as a result of the IPO, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

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

The TRA with the SG Members requires us to make cash payments to the SG Members in respect of certain tax benefits to which we may become entitled, and the payments we are required to make have been and will be substantial.

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

The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the SG Members, the amount of gain recognized by the SG Members, the amount and timing of the taxable income we generate, and the applicable tax rates and laws. Such aggregate cash payments made to the SG Members in 2020 was $2.5 million.

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

Our status as an emerging growth company will end as soon as any of the following takes place:

•the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;

•the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

•the last day of the fiscal year ending after the fifth anniversary of the completion of the IPO.

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

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may suffer harm to our reputation and investor confidence level.

If we fail to implement the requirements of Section 404(b) in the required timeframe once we are no longer an emerging growth company, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and the NASDAQ. Furthermore, if we are unable to continue to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our Class A common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies or when necessary implement new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use could also restrict our future access to the capital markets. As of December 31, 2020, we have concluded that our internal control over financial reporting was effective based on criteria outlined in Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K, however, we cannot assure that material weaknesses will not be identified in the future.

The SG Members have the right to have their LLC Interests redeemed or exchanged into shares of Class A common stock, which, if exercised, will dilute our stockholders’ economic interest in SciPlay.

We have an aggregate of 602,138,807 shares of Class A common stock authorized but unissued, including 103,547,021 shares of Class A common stock issuable upon redemption or exchange of LLC Interests that are held by the SG Members. SciPlay Parent LLC entered into the Operating Agreement and, subject to certain restrictions set forth therein, the SG Members are entitled to have their LLC Interests redeemed or exchanged for shares of our Class A common stock or, at our option, cash.

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

We have never paid any cash dividends on our common stock and do not presently intend to pay cash dividends on our common stock. However, we reconsider our dividend policy on a regular basis and may determine in the future to declare or pay cash dividends on our common stock. Therefore, our stockholders may not receive any dividends on their Class A common stock for the foreseeable future, and the success of an investment in our Class A common stock will depend upon any future appreciation in its value. Moreover, any ability to pay dividends will be restricted by the terms of the Revolver, and may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us or our subsidiaries. Consequently, investors may need to sell all or part of their holdings of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

Our articles of incorporation and bylaws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt an unsolicited bid to acquire our company. These provisions include:

•rules regarding how our stockholders may present proposals or nominate directors for election at stockholder meetings;

•empowering only the board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•the absence of cumulative voting rights in the election of directors;

•limiting the ability of stockholders to act by written consent or to call special meetings after Scientific Games ceases to beneficially own, directly or indirectly, more than 50% of our combined voting power; and

•the right of our board of directors to issue preferred stock without stockholder approval.

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

General Risk Factors

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

From time to time, we pursue strategic acquisitions, such as our acquisition of Come2Play in June 2020. Our ability to succeed in implementing our strategy will depend to some degree upon our ability to identify and complete commercially viable acquisitions. We cannot assure that acquisition opportunities will be available on acceptable terms or at all, or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions.

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

We have grown significantly in recent years and we intend to continue to expand the scope and geographic reach of the games we provide. Our total revenue increased to $582.2 million in 2020, from $465.8 million in 2019, and $416.2 million in 2018. Our anticipated future growth will likely place significant demands on our management and operations. Our success in managing our growth will depend, to a significant degree, on the ability of our executive officers and other members of senior management to operate effectively, and on our ability to improve and develop our financial and management information systems, controls and procedures. In addition, we will likely have to successfully adapt our existing systems and introduce new systems, expand, train and manage our employees and improve and expand our sales and marketing capabilities.

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

For example, in 2018, the United States Court of Appeals for the Ninth Circuit decided that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. In April 2018, a putative class action lawsuit, Sheryl Fife v. Scientific Games Corp., was filed against our parent, Scientific Games, in federal district court that is directed against certain of our social casino games, including Jackpot Party Casino. The plaintiff alleges substantially the same causes of action against our social casino games that are alleged with respect to Big Fish Casino, including the allegation that our social casino games violate Washington State gambling laws. In December 2018, the federal district court assigned to the litigation denied Scientific Games’ motion to dismiss the plaintiff’s complaint. In January 2019, Scientific Games filed its answer and affirmative defenses to the putative class action complaint. See Note 11 for further discussion. We may incur significant expense defending this lawsuit or any other lawsuit to which we may be a party. Although the case was brought against Scientific Games, pursuant to the Intercompany Services Agreement, we would expect to cover or contribute to any damage awards due to the matter arising as a result of our business. If the plaintiff were to obtain a judgment in her favor in this lawsuit, then our results in Washington could be negatively impacted, and we could be restricted from operating social casino games in Washington. Additional legal proceedings targeting our social casino games and claiming violations of state or federal laws also could occur, based on the unique and particular laws of each jurisdiction. We cannot predict the likelihood, timing or scope of the consequences of such an outcome, or the outcome of any other legal proceedings to which we may be a party, any of which could have a material adverse effect on our results of operations, cash flows or financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We occupy approximately 60,419 square feet of space in the U.S. and approximately 48,152 square feet of space internationally. We believe that these facilities are adequate for our business as presently conducted. Set forth below is an overview of the principal leased real estate properties:

Location	Sq. Ft	Tenancy
Austin, Texas	25,087	Lease
Cedar Falls, Iowa	35,332	Lease
Tel Aviv, Israel	48,152	Lease

ITEM 3. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11, which is incorporated by reference into this Item 3 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol “SCPL”. On February 23, 2021, the closing sale price for our common stock on the Nasdaq Global Select Market was $19.44 per share. There was one holder of record of our Class A common stock and two holders of record of our Class B common stock as of February 23, 2021. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions.

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
Stockholder Return Performance Graph

The following graph compares the cumulative total stockholder return over the seven-quarters ended December 31, 2020 of our then outstanding common stock, the NASDAQ Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours.

Our peer group companies consist of Zynga Inc. (NASDAQ: ZNGA), Tencent Holdings Ltd. (OTC Market: TCTZF), Rovio Entertainment Oyj (OTC Market: ROVVF), Glu Mobile Inc. (NASDAQ: GLUU), Electronic Arts Inc. (NASDAQ: EA), Doubleu Games Co Ltd (Korea Exchange: 192080), Changyou.com Ltd (NASDAQ: CYOU) and Activision Blizzard Inc (NASDAQ: ATVI).

The companies in our peer group have been weighted based on their relative market capitalization each quarter. The graph assumes that $100 was invested in our then outstanding common stock, the NASDAQ Composite Index and the peer group indices at the beginning of the seven-quarter period and that all dividends were reinvested. The comparisons are not intended to be indicative of future performance of our common stock.

	5/7/2019	6/19	9/19	12/19	3/20	6/20	9/20	12/20
SciPlay Corporation	$100.00	$91.34	$71.29	$81.88	$63.46	$98.80	$108.06	$92.27
NASDAQ Composite	$100.00	$99.14	$99.31	$111.69	$96.11	$125.85	$139.99	$161.86
Peer Group	$100.00	$97.57	$91.37	$104.96	$106.65	$139.16	$145.75	$155.43

ITEM 6. SELECTED FINANCIAL DATA

We early adopted the new amendment to Regulation S-K Item 301, which eliminates Selected Financial Data.

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

BUSINESS OVERVIEW

On May 7, 2019, we completed the IPO as described in Note 1.

We are a leading developer and publisher of digital games on mobile and web platforms. We currently offer seven core games, including social casino games Jackpot Party Casino, Gold Fish Casino, Hot Shot Casino and Quick Hit Slots, and casual games MONOPOLY Slots, Bingo Showdown and 88 Fortunes Slots, and recently added a solitaire social game targeted toward casual game players as a part of the Come2Play acquisition on various platforms referenced herein. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend slots-style or bingo game play with adventure game features. All of our games are offered and played on multiple platforms, including Apple, Google, Facebook, Amazon, and Microsoft. In addition to our internally created games, our content library includes recognizable, real-world slot and table games content from Scientific Games. This content allows players who like playing land-based slot machines to enjoy some of those same titles in our free-to-play games. We have access to Scientific Games’ library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY, JAMES BOND™, THE FLINTSTONES™, MICHAEL JACKSON™, and PLAYBOY™.

We generate substantially all of our revenue from the sale of coins, chips and cards, which players of our games can use to play casino-style slot games and table games and bingo games. Players who install our games receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to extend their time of game play.

Trends and Recent Updates
In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world are implementing measures to prevent its spread, including the temporary closure of all non-essential businesses and travel restrictions. Many of our current and potential players may have significantly more free time to play our games, however they may also experience sustained consumer unease and have lower discretionary income. While the increased player engagement we experienced during the first half of this year as a result of the stay at home measures across the U.S. has begun to recede, we are still seeing higher player engagement as compared to before stay at home measures began. We are not able to predict and quantify the ultimate impact of further COVID-19 developments on our results of operations in future periods.

On June 22, 2020, we completed the acquisition of the privately held mobile and social game company Come2Play (see Note 1), which expanded and diversified our portfolio of social games. As a result of this acquisition we now offer a solitaire social game targeted towards casual game players on the same platforms in which we currently offer our existing games. We currently plan to launch an additional casual game in 2022.

On September 14, 2020, our parent, Scientific Games Corporation, announced that a number of long-term institutional investors, including highly credentialed gaming industry investor Caledonia Investments, reached an agreement to acquire a 34.9% stake in SGC from MacAndrews & Forbes Incorporated ("MacAndrews & Forbes”) at a price of $28.00 per share. This transaction was completed on October 27, 2020, with no investor owning more than 9.9% of Scientific Games shares. M. Mendel Pinson, Executive Vice President at MacAndrews and Forbes, and Frances F. Townsend, Executive Vice President of Worldwide Government, Legal and Business Affairs of MacAndrews & Forbes, resigned from the Board of Directors of SciPlay effective October 2, 2020.

Throughout 2019 and 2020, we deployed significant updates across a number of our portfolio games, and we continued testing in certain international markets. We expect to deploy further updates to games in future years and to continue testing in international markets.

Our year over year total revenue growth of 25% was in-line with the overall industry trend. We believe that there is an opportunity for improved operating results in 2021 and beyond, as we continue to execute on our strategic game updates, enhanced analytics, and an upcoming new game release.

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

Average Monthly Revenue Per Paying User (AMRPPU)

AMRPPU is calculated by dividing average monthly revenue by average MPUs for the applicable time period. We believe this indicator provides useful information reflecting game monetization.

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

COMPONENTS OF RESULTS OF OPERATIONS

Revenue

We generate substantially all of our revenue from the sale of coins, chips and cards, which players of our games can use to play slot games, table games and bingo games. Revenue from the sale of coins, chips and cards is generated on mobile and web platforms. Other revenue primarily represents advertising revenue, which is currently an insignificant portion of our total revenue. We expect our overall revenue to continue to grow as we continue to increase our market share and execute our strategy. As player platform preferences change and continue to migrate to mobile, we expect revenue generated on web platforms to continue to decline.

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

Cost of Revenue

Cost of revenue consists primarily of fees paid to platform providers such as Facebook, Google, Apple, Amazon and Microsoft, which generally represent approximately 30% of our revenue, and licensing fees, which includes intellectual property royalties paid to both affiliated and unaffiliated third parties, and other direct expenses incurred to generate revenue. We expect the aggregate amount of cost of revenue to increase for the foreseeable future as we grow our revenue and expand our business.

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

Research & Development

Research & Development expenses consist primarily of costs associated with game development, such as associated salaries, benefits, and other supporting overhead costs associated with game development. Continued investment in enhancing existing games and developing new games is important to attaining our strategic objectives. As a result, we expect the aggregate amount of R&D expenses to increase for the foreseeable future as we grow our business, focus on retention of our development team and grow our facilities.

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

Restructuring and Other

Our restructuring and other expenses include charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; and (v) acquisition related and other unusual items. Restructuring and other expenses will increase or decrease based on management actions and/or occurrence of charges described herein.

RESULTS OF OPERATIONS

Summary of Results of Operations

	Years ended December 31,		Variance
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Revenue	$582.2	$465.8	$116.4		25%
Operating expenses	427.2	362.1	65.1		18%
Operating income	155.0	103.7	51.3		49%
Net income	146.0	93.5	52.5		56%
Net income attributable to SciPlay	20.9	32.4	(11.5)		(35)%
AEBITDA	$188.7	$122.3	$66.4		54%
Net income margin	25.1%	20.1%	5.0	pp	nm
AEBITDA margin	32.4%	26.3%	6.1	pp	nm
pp = percentage points. nm = not meaningful.

The following table reconciles Net income attributable to SciPlay to AEBITDA and AEBITDA margin:

	Years ended December 31,
($ in millions, except percentages)	2020	2019
Net income attributable to SciPlay(1)	$20.9	$32.4
Net income attributable to noncontrolling interest	125.1	61.1
Net income	146.0	93.5
Restructuring and other	2.0	2.7
Depreciation and amortization	9.7	7.0
Income tax expense	8.4	8.7
Stock-based compensation	22.0	8.9
Other expense, net	0.6	1.5
AEBITDA(2)	$188.7	$122.3
Revenue	$582.2	$465.8
Net income margin (Net income/Revenue)	25.1%	20.1%
AEBITDA margin (AEBITDA/Revenue)(2)	32.4%	26.3%
Royalties for Scientific Games IP(1)	$—	$10.2
(1) Under the terms of the revised IP License Agreement, as more fully described in Note 10, we acquired an exclusive (subject to certain limited exceptions), perpetual, non-royalty-bearing license for intellectual property created or acquired by SG Gaming, Inc. or its affiliates, which resulted in no future royalties or fees for our use of intellectual property owned by SG Gaming, Inc. or its affiliates in our currently available games.
(2) Refer to “Key Performance Indicators and Non-GAAP Measures” section above for the definitions of AEBITDA and AEBITDA margin presented in this table.

Revenue, Key Performance Indicators and Other Metrics

	Years ended December 31,		Variance
($ in millions)	2020	2019	2020 vs. 2019
Mobile	$505.9	$391.0	$114.9	29%
Web and other	76.3	74.8	1.5	2%
Total revenue	$582.2	$465.8	$116.4	25%

Revenue information by geography is summarized as follows:

	Years ended December 31,		Variance
($ in millions)	2020(1)	2019(1)	2020 vs. 2019
North America(2)	$533.3	$422.4	$110.9	26%
International	48.9	43.4	5.5	13%
Total revenue	$582.2	$465.8	$116.4	25%
(1) For the years ended December 31, 2020 and 2019, North America revenue includes revenue derived from the U.S., Canada, and Mexico. As a result of enhancements in the technologies and processes we use to obtain customer data, geographical location is now determined based on player location as reported by the platform provider. Accordingly, we recast 2019 to align with current year presentation.
(2) For the years ended December 31, 2020 and 2019, U.S. revenue was $496.0 million and $395.3 million, respectively.

The following reflects our Key Performance Indicators and Other Metrics:

(in millions, except ARPDAU, AMRPPU, and percentages)	Years ended December 31,		Variance
	2020	2019	2020 vs. 2019
Mobile Penetration(1)	87%	83%	4.0	pp	nm
Average MAU(1)	7.4	8.0	(0.6)		(7.5)%
Average DAU(1)	2.7	2.7	—		—%
ARPDAU(1)	$0.60	$0.48	$0.12		25.0%
Average MPUs(1)	0.5	0.5	—		—%
AMRPPU(1)	$92.75	$82.19	$10.56		12.8%
Payer Conversion Rate(1)	7.1%	6.0%	1.1	pp	nm
(1) KPI include results from current period players only. pp = percentage points. nm = not meaningful.

Mobile platform revenue increased primarily due to increased player engagement as a result of the stay at home measures across North America and other regions and the ongoing popularity of Jackpot Party Casino, Gold Fish Casino, Quick Hit Slots, 88 Fortunes, and MONOPOLY Slots.

The increase in mobile penetration percentage primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.

Average MAU decreased and average DAU stayed flat due to the turnover in users while paying users stayed consistent. Consequently, ARPDAU and AMRPPU increased due to stay at home measures across North America and other regions, introduction of new content and features, and ongoing popularity of our games.

The increase in payer conversion rates were due to the growing popularity of our games and increased interaction with the games by our players as a result of the introduction of new content and features into our games.

Operating Expenses

	Years ended December 31,		Variance		Percentage of Revenue
($ in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019 Change
Operating expenses:
Cost of revenue(1)	$185.3	$158.5	$26.8	16.9%	31.8%	34.0%	(2.2)	pp
Sales and marketing(1)	130.7	129.7	1.0	0.8%	22.4%	27.8%	(5.4)	pp
General and administrative(1)	66.2	40.6	25.6	63.1%	11.4%	8.7%	2.7	pp
Research and development(1)	33.3	23.6	9.7	41.1%	5.7%	5.1%	0.6	pp
Depreciation and amortization	9.7	7.0	2.7	38.6%	1.7	1.5	0.2	pp
Contingent acquisition consideration	—	1.7	(1.7)	(100)%	nm	nm
Restructuring and other	2.0	1.0	1.0	100%	nm	nm
Total operating expenses	$427.2	$362.1	$65.1	18%
(1) Excludes depreciation and amortization. nm = not meaningful. pp = percentage points.

Cost of Revenue

Cost of revenue increased in line with revenues which was partially offset by the decrease of $10.2 million in Scientific Games IP royalties due to the revised IP License Agreement in 2019.

Sales and Marketing

Sales and marketing expenses as a percentage of revenue decreased by 5.4 percentage points primarily related to our focus on more efficient user acquisition to acquire higher quality players.

General and Administrative

General and administrative expenses increased primarily due to $20.3 million increase in salaries, benefits, and stock-based incentive compensation related to increased headcount and increased incentive compensation from attainment of higher performance metrics, $4.1 million increase in legal fees and $1.2 million increase in other professional services fees.

Research and Development

Research and development expenses increased primarily as a result of an increase of $8.3 million in salary and benefits costs primarily due to a 9% increase in research and development headcount coupled with higher professional services expenses.

Depreciation and Amortization

Depreciation and amortization expenses increased primarily as a result of amortization associated with Come2Play acquired intangible assets.

Net Income

Net income increased primarily due to continued growth in revenue as a result of stay at home measures and increased payer conversion rates (as described above) coupled with a decrease in IP royalty expense as a result of our entry into the revised IP License Agreement partially offset by operating expenses as described above.

Net income margin improved by 5.0 percentage points as a result of the above stated drivers.

Noncontrolling interest

Net income attributable to noncontrolling interest increased due to the increase in Net Income coupled with no noncontrolling interest prior to our IPO completed on May 7, 2019.

AEBITDA

AEBITDA increased primarily due to continued growth in revenue (as described above) coupled with a decrease in IP royalty expense as a result of our entry into the revised IP License Agreement, partially offset by operating costs driving the growth.
AEBITDA margin improved by 6.1 percentage points as a result of the above stated drivers.

For 2019 and 2018 consolidated results comparison, see Part II, Item 7 of our 2019 Annual Report on Form 10-K.

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

CRITICAL ACCOUNTING ESTIMATES
Information regarding significant accounting policies is included in the Notes to the audited consolidated financial statements. As stated in Note 1, the preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe that the estimates, assumptions, and judgments involved in the following accounting policies have the greatest potential impact on our consolidated financial statements:

•Revenue recognition;

•Business combinations;

•Contingent acquisition consideration;

•Income taxes; and

•Variable interest entities (VIE).

Revenue Recognition

Our revenue recognition policy described fully in Note 1 requires us to make significant judgments and estimates. The guidance in ASC 606 requires that we apply judgments or estimates to determine the performance obligations, the standalone selling prices of our performance obligations to customers and the timing of transfer of control of the respective performance obligations. The evaluation of each of these criteria in light of contract specific facts and circumstances is inherently judgmental, but certain judgments could significantly affect the timing or amount of revenue recognized if we were to reach a different conclusion than we have. The critical judgments we are required to make in our assessment of contracts with customers that could significantly affect the timing or amount of revenue recognized are:

•Satisfaction of our performance obligation — We estimate the amount of outstanding purchased coins, chips or cards at period end based on customer behavior, because we are unable to distinguish between the consumption of purchased or free coins, chips or cards. Based on an analysis of the customers' historical play behavior, the timing difference between when virtual currencies are purchased by a customer and when those virtual currencies are consumed in game play is relatively short. Future usage patterns may differ from historical usage patterns, and therefore the estimated average playing periods may change in the future, and such changes could be material.

•Principal-agent considerations — We recognize revenues on a gross basis because we have control over the content and functionality of games before players access our games on our platform providers platforms. We evaluated our current agreements with our platform providers and end-user agreements and based on the preceding, we determined that we are the principal in such arrangements. Any future changes in these arrangements or to our games and related method of distribution may result in a different conclusion, and such change would have a material impact on our gross revenues.

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

Determining the fair value of assets acquired and liabilities assumed requires management judgment and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. Any changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these fair values, we could record impairment charges. In addition, we have estimated the useful lives of certain acquired assets, and these lives are used to calculate Depreciation & amortization expense. If our estimates of the useful lives change, Depreciation & amortization expense could be accelerated or slowed.

Contingent Acquisition Consideration

The valuation of contingent acquisition consideration (which is required each reporting period) requires significant judgments, and any changes in the underlying assumptions can impact the estimates of fair value by material amounts. During the second quarter of 2020, we acquired Come2Play for a total purchase consideration of $17.8 million which includes $3.7 million in estimated contingent acquisition consideration.

We paid $4.0 million and $27.0 million of the SpiceRack contingent acquisition consideration during the years ended December 31, 2020 and 2019, respectively.

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

Our total cash on hand was $268.9 million and $110.6 million at years ended December 31, 2020 and 2019, respectively.

Revolving Credit Facility
In connection with the IPO, we entered into the $150.0 million Revolver by and among SciPlay Holding, as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The interest rate is either Adjusted LIBOR (as defined in the Revolver) plus 2.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) or ABR plus 1.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) at our option. We are required to pay to the lenders a commitment fee of 0.500% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the five-year anniversary of the closing date of the Revolver, which fee varies based on the total net leverage ratio and is subject to a floor of 0.375%. As of December 31, 2020 the commitment fee was 0.375% per annum. The Revolver provides for up to $15.0 million in letter of credit issuances, which requires customary issuance and administration fees, and a fronting fee of 0.125%.

The Revolver contains covenants that, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer or dispose of property and assets; invest; make dividends or distributions or other restricted payments; and engage in affiliate transactions, with the exception of certain payments under the TRA and payments in respect of certain tax distributions under the Operating Agreement. In addition, the Revolver requires us to maintain a maximum total net leverage ratio not to exceed 2.50:1.00 and to maintain a minimum fixed charge coverage ratio of no less than 4.00:1.00. Such covenants are tested quarterly at the end of each fiscal quarter. As of December 31, 2020, there were no borrowings outstanding, and we were in compliance with the financial covenants under the Revolver.

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

Changes in Cash Flows
The following table presents a summary of our cash flows for the periods indicated:

	Years Ended December 31,
($ in millions)	2020	2019
Net cash provided by operating activities	$193.4	$93.0
Net cash used in investing activities	(19.7)	(8.8)
Net cash (used in) provided by financing activities	(16.0)	15.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.6	0.5
Increase (decrease) in cash, cash equivalents and restricted cash	$158.3	$100.6
Net cash provided by operating activities increased primarily due to higher earnings, coupled with a positive impact of working capital changes primarily driven by timing of payments on accrued liabilities and payables and a $21.2 million decrease in payments related to contingent acquisition consideration.
Net cash used in investing activities increased primarily due to $12.6 million in net cash paid in relation to the acquisition of Come2Play.
Net cash used in financing activities increased primarily due to $2.5 million in payments made under the TRA and $12.4 million in distributions to Parent and affiliates compared to net IPO proceeds received during 2019.
Credit Agreement and Other Debt

For additional information regarding our credit agreement and other debt and interest rate risk, see “Contractual Obligations” in this Item 7 below, Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Note 1.

Off Balance Sheet Obligations

As of December 31, 2020, we did not have any significant off-balance sheet arrangements.

Contractual Obligations
Our contractual obligations as of December 31, 2020 principally include obligations associated with our future minimum operating lease obligations, obligations under the TRA and an obligation related to Come2Play contingent acquisition consideration as set forth in the table below:

	Cash Payments Due In
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating leases	$10.5	$2.4	$7.4	$0.7	$—
Contingent acquisition consideration(1)	5.0	1.0	4.0	—	—
Obligations under the TRA	72.5	4.0	12.4	8.7	47.4
License royalty minimum guaranteed payments	2.9	2.6	0.3	—	—
Total contractual obligations	$90.9	$10.0	$24.1	$9.4	$47.4

(1)The contingent acquisition consideration obligation represents non-discounted estimated liability.
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

As of December 31, 2020, we had no material exposure to market risks.

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

Management’s Report on Internal Control Over Financial Reporting

The management of SciPlay is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SciPlay; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

An attestation of the Company’s internal control over financial reporting by our independent registered public accounting firm is not included as we are an Emerging Growth Company and are exempt from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2021, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2021, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2021, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2021, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2021, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SciPlay Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SciPlay Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity/accumulated net parent investment and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
March 1, 2021

We have served as the Company's auditor since 2016.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenue	$582.2	$465.8	$416.2
Operating expenses:
Cost of revenue(1)	185.3	158.5	160.4
Sales and marketing(1)	130.7	129.7	105.7
General and administrative(1)	66.2	40.6	34.5
Research and development(1)	33.3	23.6	25.6
Depreciation and amortization	9.7	7.0	15.1
Contingent acquisition consideration	—	1.7	27.5
Restructuring and other	2.0	1.0	1.0
Operating income	155.0	103.7	46.4
Other (expense) income:
Other (expense) income, net	(0.6)	(1.5)	3.0
Total other (expense) income, net	(0.6)	(1.5)	3.0
Net income before income taxes	154.4	102.2	49.4
Income tax expense	8.4	8.7	10.4
Net income	146.0	93.5	39.0
Less: Net income attributable to the noncontrolling interest	125.1	61.1	—
Net income attributable to SciPlay	$20.9	$32.4	$39.0

Basic and diluted net income attributable to SciPlay per share(2):
Basic	$0.92	$0.53
Diluted	$0.86	$0.53

Weighted average number of shares of Class A common stock used in per share calculation:
Basic shares	22.8	22.7
Diluted shares	24.4	22.7

(1) Excludes depreciation and amortization.
(2) For the years ended December 31, 2019 and 2018, basic and diluted earnings per share and weighted average shares of Class A common stock is applicable only for the period starting May 7, 2019, the period following SciPlay Corporation’s IPO described in Note 1 — Description of the Business and Summary of Significant Accounting Policies. See Note 8 — Earnings Per Share for further details regarding the computation of earnings per share.

See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2020	2019	2018
Net income	$146.0	$93.5	$39.0
Other comprehensive income:
Foreign currency translation gain (loss), net of tax	3.1	3.4	(3.8)
Total comprehensive income	149.1	96.9	35.2
Less: comprehensive income attributable to the noncontrolling interest	127.6	62.4	—
Comprehensive income attributable to SciPlay	$21.5	$34.5	$35.2

See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$268.9	$110.6
Accounts receivable, net (allowance for doubtful accounts of $—)	36.6	32.1
Prepaid expenses and other current assets	5.9	4.3
Total current assets	311.4	147.0
Property and equipment, net	4.4	4.6
Operating lease right-of-use assets	8.5	6.0
Goodwill	129.8	120.7
Intangible assets and software, net	30.3	17.0
Deferred income taxes	82.5	87.1
Other assets	1.9	2.2
Total assets	$568.8	$384.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23.2	$12.8
Accrued liabilities	22.9	13.7
Due to affiliate	5.5	2.7
Total current liabilities	51.6	29.2
Operating lease liabilities	7.5	5.2
Liabilities under the TRA	68.5	72.7
Other long‑term liabilities	5.7	—
Total liabilities	133.3	107.1
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 625.0 shares authorized, 22.8 and 22.7 shares issued and outstanding as of December 31, 2020 and 2019, respectively.	—	—
Class B common stock, par value $0.001 per share, 130.0 shares authorized, 103.5 and 103.5 shares issued and outstanding as of December 31, 2020 and 2019, respectively.	0.1	0.1
Additional paid-in capital	46.1	41.7
Retained earnings	32.9	12.0
Accumulated other comprehensive income (loss)	0.9	0.3
Total SciPlay stockholders’ equity	80.0	54.1
Noncontrolling interest	355.5	223.4
Total stockholders’ equity	435.5	277.5
Total liabilities and stockholders’ equity	$568.8	$384.6

See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ACCUMULATED NET PARENT INVESTMENT
(in millions)

	Accumulated net parent investment	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
		Shares	Amount	Shares	Amount
December 31, 2017	$161.4	—	$—	—	$—	$—	$—	$1.6	$—	$163.0
Net income	39.0	—	—	—	—	—	—	—	—	39.0
Dividend distributions	(77.9)	—	—	—	—	—	—	—	—	(77.9)
Transactions with Parent and affiliates, net	18.3	—	—	—	—	—	—	—	—	18.3
Currency translation adjustment	—	—	—	—	—	—	—	(3.8)	—	(3.8)
December 31, 2018	$140.8	—	$—	—	$—	$—	$—	$(2.2)	$—	$138.6
Activity prior to IPO and organization transactions:
Net income	20.4	—	—	—	—	—	—	—	—	20.4
Transactions with Parent and affiliates, net	9.2	—	—	—	—	—	—	—	—	9.2
Currency translation adjustment and other	—	—	—	—	—		—	1.9	—	1.9
May 7, 2019	$170.4	—	$—	—	$—	$—	$—	$(0.3)	$—	$170.1
Issuance of Class A common stock in the IPO, net of underwriting discount and offering costs	—	22.7	—	—	—	59.9	—	—	272.9	332.8
Issuance of Class B common stock	—	—	—	103.5	0.1	—	—	—	—	0.1
Allocation of SGC equity to noncontrolling interests	(170.4)	—	—	—	—	30.7	—	0.2	139.5	—
Distributions to Parent and affiliates, net	—	—	—	—	—	(56.1)	—	—	(255.6)	(311.7)
Net effect of tax-related organization transactions and other	—	—	—	—	—	5.6	—	—	—	5.6
Activity subsequent to IPO and organization transactions:
Net income	—	—	—	—	—	—	12.0	—	61.1	73.1
Stock-based compensation	—	—	—	—	—	1.5	—	—	4.7	6.2
Currency translation and other	—	—	—	—	—	0.1	—	0.4	0.8	1.3
December 31, 2019	$—	22.7	$—	103.5	$0.1	$41.7	$12.0	$0.3	$223.4	$277.5
Net income	—	—	—	—	—	—	20.9	—	125.1	146.0
Stock-based compensation	—	—	—	—	—	4.5	—	—	17.5	22.0
Net issuance (redemption) of common stock in connection with RSUs	—	0.1	—	—	—	(0.1)	—	—	(0.2)	(0.3)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(12.8)	(12.8)
Currency translation	—	—	—	—	—	—	—	0.6	2.5	3.1
December 31, 2020	$—	22.8	$—	103.5	$0.1	$46.1	$32.9	$0.9	$355.5	$435.5

See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2020	2019	2018
Cash flow from operating activities:
Net income	$146.0	$93.5	$39.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9.7	7.0	15.1
Contingent acquisition consideration fair value adjustment	—	1.7	27.5
Deferred income taxes	4.3	(0.5)	(6.0)
Stock-based compensation	22.0	8.9	4.0
Operating expenses paid by Parent and affiliates	—	7.2	14.4
Payments of contingent acquisition consideration	(4.0)	(25.2)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3.9)	(0.4)	2.2
Prepaid expenses, other current assets and other assets	(0.8)	1.7	2.1
Accrued liabilities, accounts payable and other liabilities	17.2	(3.9)	(14.8)
Due to affiliate and other, net	2.9	3.0	(6.6)
Net cash provided by operating activities	193.4	93.0	76.9
Cash flows from investing activities:
Capital expenditures	(7.1)	(8.8)	(3.5)
Business acquisitions, net of cash acquired	(12.6)	—	—
Net cash used in investing activities	(19.7)	(8.8)	(3.5)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	—	341.7	—
Net proceeds from issuance of Class B common stock	—	0.1	—
Distributions to Scientific Games and affiliates, net	(12.4)	(311.7)	(77.9)
Payments of deferred offering costs	—	(9.3)	(0.6)
Payments of contingent acquisition consideration	(0.5)	(1.8)	—
Payments under tax receivable agreement	(2.5)	—	—
Payments on license obligations	(0.3)	(2.0)	(1.0)
Net redemptions of common stock under stock-based compensation plans	(0.3)	—	—
Payments of debt issuance costs	—	(1.1)	—
Net cash (used in) provided by financing activities	(16.0)	15.9	(79.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.6	0.5	(0.7)
Increase (decrease) in cash, cash equivalents and restricted cash	158.3	100.6	(6.8)
Cash, cash equivalents and restricted cash, beginning of period	110.6	10.0	16.8
Cash, cash equivalents and restricted cash, end of period	$268.9	$110.6	$10.0
Supplemental cash flow information:
Cash paid for income taxes	$2.0	$1.5	$1.8
Payment for Scientific Games’ intellectual property license included in Distributions to Scientific Games and affiliates, net	—	255.0	—
Non-cash investing and financing activities:
Non-cash deferred offering costs	—	—	1.9

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

We develop, market and operate a portfolio of social games played on various mobile and web platforms, including Jackpot Party Casino, Quick Hit Slots, Gold Fish Casino, Hot Shot Casino, Bingo Showdown, MONOPOLY Slots, and 88 Fortunes Slots and a solitaire social game targeted toward casual game players, among others. Our games are available in various formats. We have one operating segment with one business activity, developing and monetizing social games.

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

In connection with the closing of the IPO and partial exercise of over-allotment option, we consummated the following organizational transactions:

•We amended and restated the SciPlay Parent LLC Operating Agreement (the “Operating Agreement”) to, among other things:

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

•We amended and restated our articles of incorporation to, among other things, provide for Class A common stock and Class B common stock;

•We used the net proceeds from the IPO and underwriters’ exercise of the over-allotment option after deducting the underwriting discount, as follows:

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

•We issued shares of Class B common stock to the SG Members, on a one-to-one basis with the number of LLC Interests owned by the SG Members following the IPO;

•As a result of the transactions described above, the SG Members owned 82.0% of the outstanding shares and LLC Interests and 97.9% of the combined voting power; and

•We and the SG Members entered into the TRA, and we and the SG Members entered into the registration rights agreement, dated May 7, 2019 (“Registration Rights Agreement”).

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less. We place our temporary cash investments with high credit quality financial institutions. At times, such investments in U.S. accounts may be in excess of the Federal Deposit Insurance Corporation insurance limit. We had $5.6 million and $8.0 million held in foreign currency and foreign bank accounts as of December 31, 2020 and December 31, 2019, respectively.

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

We had no allowance for doubtful accounts as of December 31, 2020 and December 31, 2019 and had no significant write-offs or recoveries during the years ended December 31, 2020, 2019 and 2018.

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

Revenue Recognition
We generate revenue from the sale of coins, chips and cards, which players can use to play casino-style slot games, table games and bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). We distribute our games through various global social web and mobile platforms such as Facebook, Apple, Google, Amazon, and Microsoft. The games are primarily WMS, Bally, Barcrest™, and SHFL branded games. In addition, we also offer third-party branded games and original content.

Disaggregation of Revenue
We believe disaggregation of our revenue on the basis of platform and geographical locations of our players is appropriate because the nature and the number of players generating revenue could vary on such basis, which represent different economic risk profiles.
    The following table presents our revenue disaggregated by type of platform:

	Years Ended December 31,
	2020	2019	2018
Mobile	$505.9	$391.0	$323.3
Web and other	76.3	74.8	92.9
Total revenue	$582.2	$465.8	$416.2
    The following table presents our revenue disaggregated based on the geographical location of our players:

	Years Ended December 31,
	2020(1)	2019(1)	2018(1)
North America (2)	$533.3	$422.4	$380.3
International	48.9	43.4	35.9
Total revenue	$582.2	$465.8	$416.2

(1) For the years ended December 31, 2020 and 2019, North America revenue includes revenue derived from the U.S., Canada, and Mexico. As a result of enhancements in the technologies and processes we use to obtain customer data, beginning with the first quarter of 2019, geographical location is now determined based on player location as reported by the platform provider. Accordingly, we recast 2019 to align with current year presentation. 2018 revenue continues to be disaggregated between the U.S. and International as we did not have the ability to recast revenue.
(2) For the years ended December 31, 2020, 2019, and 2018, U.S. revenue was $496.0 million, $395.3 million, and $380.3 million, respectively.

General
Our social and mobile games operate on a free-to-play model, whereby game players may collect coins, chips or cards free of charge through the passage of time or through targeted marketing promotions. If a game player wishes to obtain coins, chips or cards above and beyond the level of free coins, chips or cards available to that player, the player may purchase additional coins, chips or cards. Once a purchase is completed, the coins, chips or cards are deposited into the player's account and are not separately identifiable from previously purchased coins, chips or cards or coins, chips and cards obtained by the game player for free. Once obtained, coins, chips or cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps. When coins, chips or cards are played in the games, the game player could "win" and would be awarded additional coins, chips or cards, or could "lose" and lose the future use of those coins, chips or cards. We have concluded that coins, chips and cards represent consumable goods, because the game player does not receive any additional benefit from the games and is not entitled to any additional rights once the coins, chips or cards are substantially consumed.

    Control transfers and we recognize revenues from player purchases of coins, chips and cards as the coins, chips or cards are consumed for game play. We determined through a review of play behavior that game players generally do not purchase additional coins, chips and cards until their existing coins, chips and cards balances have been substantially consumed. As we are able to track the duration between purchases of coins, chips and cards for individual game players for specific games, we are able to reliably estimate the period of time over which coins, chips and cards are consumed. Accordingly, for most games, we recognize revenue using an item-based revenue model.

We estimate the amount of outstanding purchased coins, chips and cards at period end based on customer behavior, because we are unable to distinguish between the consumption of purchased or free coins, chips and cards. Based on an analysis of the customers' historical play behavior, the timing difference between when coins, chips or cards are purchased by a customer and when those coins, chips or cards are consumed in game play is relatively short.

For games where we are unable to track the duration between purchases of coins, chips or cards for individual game players, we are able to reliably estimate the average player life. Accordingly, we recognize revenue using a user-based revenue model. Future usage patterns may differ from historical usage patterns and therefore the estimated average playing periods may change in the future.

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

The following table summarizes our opening and closing balances in contract assets, contract liabilities and accounts receivable:

	Accounts Receivable	Contract Assets(1)	Contract Liabilities(2)
Balance as of January 1, 2020	$32.1	$0.2	$0.6
Balance as of December 31, 2020	36.6	0.2	0.6
(1) Contract assets are included within Prepaid expenses and other current assets in our consolidated balance sheets.
(2) Contract liabilities are included within Accrued liabilities in our consolidated balance sheets.
During the years ended December 31, 2020 and 2019, we recognized $0.6 million and $0.7 million, respectively, of revenue that was included in the respective period beginning contract liability balance. Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

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

Concentration of Credit Risk
Our revenue and accounts receivable are generated via certain platform providers, which subject us to a concentration of credit risk. The following tables summarize the percentage of revenues and accounts receivable generated via our platform providers in excess of 10% of our total revenues and total accounts receivable:

	Revenue Concentration			Accounts Receivable Concentration
	Years Ended December 31,			As of December 31,
	2020	2019	2018	2020	2019
Apple	46.3%	44.8%	41.7%	49.2%	42.7%
Google	37.1%	35.9%	32.3%	35.4%	33.1%
Facebook	13.1%	16.7%	22.1%	11.5%	20.9%
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

Advertising Cost

The cost of advertising is expensed as incurred and totaled $123.0 million, $123.6 million and $100.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Advertising costs primarily consist of marketing and player acquisition and retention costs and are included in Sales and marketing expenses.

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
During the second quarter of 2019, we agreed with the SpiceRack selling shareholders to pay them $31.0 million in total contingent acquisition consideration. We paid $4.0 million and $27.0 million during the years ended December 31, 2020 and 2019, respectively.
During the second quarter of 2020, we acquired Come2Play for a total purchase consideration of $17.8 million which includes $3.7 million in estimated contingent acquisition consideration.
The following table summarizes our contingent acquisition consideration liabilities:

	As of December 31,
	2020	2019
Contingent acquisition consideration included in accrued liabilities	$1.0	$4.0
Contingent acquisition consideration included in other long-term liabilities	2.4	—
Restructuring and Other

Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; and (v) acquisition related and other unusual items.

Restructuring and other expense for the years ended December 31, 2020, 2019 and 2018 primarily related to items (i), (iii) and (v) set forth above.

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

Acquisition of Come2Play

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

On June 22, 2020, we completed the acquisition of all of the issued and outstanding capital stock of privately held mobile and social game company Come2Play, which expands our existing portfolio of social games. Come2Play offers a solitaire social game targeted towards casual game players on the same platforms in which we currently offer our existing games. The total purchase consideration was $17.8 million including $3.7 million in contingent acquisition consideration. Our preliminary allocation of the purchase price resulted in $12.7 million allocated to acquired intangible assets, which includes $6.8 million in customer relationships, $4.1 million in intellectual property, and $1.8 million in brand names, which have useful lives of seven, five and seven years, respectively, an immaterial amount of net working capital and $6.9 million in excess purchase price allocated to goodwill. We finalized purchase price allocation during the fourth quarter of 2020, which resulted in a $0.5 million adjustment to goodwill and deferred tax liability. The factors contributing to the recognition of goodwill are based on expected synergies resulting from this acquisition, including the expansion of the games portfolio. None of the resultant goodwill is expected to be deductible for income tax purposes. The results of operations from Come2Play have been included in our consolidated statement of income since the date of acquisition, which results were not material for the periods presented nor any historical periods. The fair value of intangible assets was determined using a combination of the royalty savings method and excess earnings method, and considered the Level 3 hierarchy as established by ASC 820.

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

In connection with our 2020 acquisition of Come2Play, we have recorded contingent consideration liability, which value is based on reaching certain earnings-based metrics. The contingent consideration liability was recorded at fair value on the acquisition date as part of the consideration transferred and is remeasured each reporting period. The inputs used to measure the fair value of contingent consideration liability are categorized as Level 3 in the fair value hierarchy. Refer to Contingent Acquisition Consideration section above for additional disclosures.

As of December 31, 2020 and 2019 we did not have other assets and liabilities recorded at fair value on a recurring or nonrecurring basis other than those described above.

Revolving Credit Facility

In connection with the IPO, SciPlay Holding, a wholly owned subsidiary of SciPlay Parent LLC, as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, entered into a $150.0 million revolving credit agreement that matures in May 2024. The interest rate is either Adjusted LIBOR (as defined in the Revolver) plus 2.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) or ABR (as defined in the Revolver) plus 1.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) at our option. We are required to pay to the lenders a commitment fee of 0.500% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the five-year anniversary of the closing date of the Revolver, which fee varies based on the total net leverage ratio and is subject to a floor of 0.375%. As of December 31, 2020 the commitment fee was 0.375% per annum. The Revolver provides for up to $15.0 million in letter of credit issuances, which requires customary issuance and administration fees, and a fronting fee of 0.125%.

The Revolver contains covenants that, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer or dispose of property and assets; invest; make dividends or distributions or other restricted payments; and engage in affiliate transactions, with the exception of certain payments under the TRA and payments in respect of certain tax distributions under the Operating Agreement. In addition, the Revolver requires us to maintain a maximum total net leverage ratio not to exceed 2.50:1.00 and to maintain a minimum fixed charge coverage ratio of no less than 4.00:1.00. Such covenants are tested quarterly at the end of each fiscal quarter. As of December 31, 2020, there were no borrowings outstanding, and we were in compliance with the financial covenants under the Revolver.

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

We capitalized $1.1 million in debt issuance costs associated with the Revolver as of December 31, 2019, which are presented in Other assets and amortized over the term of the arrangement and reflected in Other income (expense). As of December 31, 2020, we have incurred $0.6 million in unused revolver commitment fees during the year ended December 31, 2020, which are reflected in Other income (expense).

New Accounting Guidance‑ Recently Adopted
The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. We adopted this standard effective January 1, 2020. The adoption of this guidance did not have a material effect on our consolidated financial statements.

The FASB issued ASU No. 2018-13, Fair Value Measurement, and several subsequent amendments (collectively, Topic 820) in 2018. The standard amends the required quantitative and qualitative disclosure requirements for recurring and nonrecurring fair value measurements. We adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on our financial statement disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes, a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. We early adopted this standard effective January 1, 2020 on a prospective basis for all relevant changes. The adoption of this guidance did not have a material effect on our consolidated financial statements.

New Accounting Guidance‑ Not Yet Adopted
The FASB issued ASU No. 2020-04 and subsequently ASU No. 2021-01, Reference Rate Reform (Topic 848) in March 2020 and January 2021, respectively. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, including derivative instruments impacted by changes in the interest rates used for discounting cash flows for computing variable margin settlements, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued, in 2022 or potentially 2023 (pending possible extension). The ASUs establish certain contract modification principles that entities can apply in other areas that may be affected by reference rate reform and certain elective hedge accounting expedients and exceptions. The ASUs may be applied prospectively. We are currently assessing the impact of these standards on our consolidated financial statements.

We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

(2) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2020	2019
Prepaid expenses and other	$4.1	$3.0
Income tax receivable	1.6	1.1
Contract assets	0.2	0.2
	$5.9	$4.3

During the year ended December 31, 2019, we incurred $9.3 million in costs directly related to pursuing the IPO. These costs were charged against the gross offering proceeds.

(3) Property and equipment, net

Property and equipment, net are stated at cost, and when placed in service, are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Item	Estimated Life in Years
Computer equipment	3 - 5
Furniture and fixtures	5 - 10
Leasehold improvements	Shorter of the estimated useful life or remaining lease term

Property and equipment, net consisted of the following:

	As of December 31,
	2020	2019
Computer equipment	$5.0	$4.3
Furniture and fixtures	2.1	2.1
Leasehold improvements	2.9	2.7
Less: accumulated depreciation and amortization	(5.6)	(4.5)
Total property and equipment, net	$4.4	$4.6

The following reflects depreciation and amortization expense related to property and equipment included within depreciation and amortization:

	Years Ended December 31,
	2020	2019	2018
Depreciation and amortization expense	$1.7	$0.9	$0.6

(4) Goodwill, Intangible Assets and Software, net
Goodwill
$120.7 million of goodwill reflected in these financial statements was allocated based on an estimate of the relative fair value that existed at the time of origination of goodwill in connection with the Parent’s acquisitions of WMS Industries, Inc. ("WMS”) and Bally Technologies, Inc. ("Bally”), and our acquisition of SpiceRack. The carrying value of goodwill increased by $6.9 million, as a result of the Come2Play acquisition in 2020.

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
The table below reconciles the changes in the carrying value of goodwill for the period from December 31, 2018 to December 31, 2020.

Total
Balance as of December 31, 2018	$120.7
Foreign currency adjustments	—
Balance as of December 31, 2019	120.7
Acquired Goodwill	6.9
Foreign currency adjustments	2.2
Balance as of December 31, 2020	$129.8
Intangible Assets and Software, net
Intangible assets reflected in these financial statements were allocated based on an estimate of the relative fair value that existed at the time of origination of intangible assets in connection with the acquisitions. Intangible assets increased during the year ended December 31, 2020 as a result of the Come2Play acquisition. Identified intangible assets are amortized over three to ten years using the straight-line method, which materially approximates the pattern of the assets' use. Factors considered when assigning useful lives include legal, regulatory and contractual provisions, game or technology obsolescence, demand, competition and other economic factors.
The following table presents certain information regarding our intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2020
Amortizable intangible assets:
Intellectual property	$42.2	$(37.2)	$5.0
Customer relationships	30.5	(19.8)	10.7
Software	21.9	(13.8)	8.1
Licenses	7.7	(3.5)	4.2
Brand names	6.1	(3.8)	2.3
	$108.4	$(78.1)	$30.3

Balance as of December 31, 2019
Amortizable intangible assets:
Intellectual property	$35.4	$(33.4)	$2.0
Customer relationships	23.2	(18.0)	5.2
Software	16.8	(10.3)	6.5
Licenses	5.1	(2.4)	2.7
Brand names	3.9	(3.3)	0.6
	$84.4	$(67.4)	$17.0

The following reflects amortization expense related to intangible assets included within depreciation and amortization:

	Years Ended December 31,
	2020	2019	2018
Amortization expense(1)	$8.0	$6.1	$14.5
(1) Amortization expense for the year ended December 31, 2018 includes $4.2 million in accelerated amortization of certain Dragonplay intellectual property recorded as a result of a change in estimate of the remaining useful lives.
Estimated amortization expense for the years ending December 31, 2021 through 2025 and thereafter is as follows:

Year	Expense
2021	$9.8
2022	8.4
2023	5.7
2024	2.6
2025	1.8
Thereafter	2.0
$30.3

(5) Accrued liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2020	2019
Compensation and benefits	$10.8	$3.6
Contingent acquisition consideration	1.0	4.0
Income and other taxes	3.1	0.4
Liabilities under the TRA	4.0	2.6
Operating lease liabilities	2.0	1.9
Other	2.0	1.2
	$22.9	$13.7

(6) Leases
Our operating leases primarily consist of real estate leases such as offices. Our leases have remaining terms of 4 years to 5 years. We do not have any finance leases. Our total variable and short term lease payments and operating lease expenses were immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	December 31, 2020	December 31, 2019
Operating lease right-of-use assets(1)	$8.5	$6.0
Accrued liabilities	2.0	1.9
Operating lease liabilities	7.5	5.2
Total operating lease liabilities	$9.5	$7.1

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.4	$2.1
Weighted average remaining lease term, years	4.26	4.16
Weighted average discount rate	5.0%	5.0%

(1) Right-of-use assets obtained in exchange for lease obligations for the year ended December 31, 2020 were immaterial.
Lease liability maturities:

Operating Leases
2021	$2.4
2022	2.5
2023	2.5
2024	2.4
2025	0.7
Thereafter	—
Less: Imputed Interest	(1.0)
Total	$9.5
As of December 31, 2020, we did not have material additional operating leases that have not yet commenced.

(7) Stockholders’ Equity and Noncontrolling Interest

Stockholders’ Equity

Following the closing of the IPO and the partial exercise of the over-allotment option by the underwriters on June 4, 2019, there were 22,720,000 shares of our Class A common stock issued and outstanding and 103,547,021 shares of our Class B common stock issued and outstanding. Holders of our Class A common stock and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except where separate class voting is required by Nevada law. Each share of Class A common stock entitles its holder to one vote on all matters presented to our stockholders generally. Each share of Class B common stock entitles its holder to ten votes on all matters presented to our stockholders generally, for so long as the number of shares of our common stock beneficially owned by the SG Members and their affiliates represents at least 10% of our outstanding shares of common stock and, thereafter, one vote per share. Immediately following the IPO, all of our outstanding shares of Class B common stock were held by the SG Members on a one-to-one basis with the LLC Interests each SG Member then owned. Following the IPO and the partial exercise of over-allotment option by the underwriters on June 4, 2019, the holders of our issued Class A common stock collectively held 100% of the economic interests in us and 2.1% of the voting power in us, and Scientific Games, through its indirect ownership of all of the outstanding Class B common stock, held the remaining 97.9% of the voting power in us. As of December 31, 2020, Scientific Games owned all of the outstanding Class B common stock. Accordingly, Scientific Games continues to control shares representing 97.8% of the voting power in us and continues to have a controlling financial interest in and consolidate us.

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

Stock-Based Compensation

Our Long-Term Incentive Plan (“LTIP”) authorizes the issuance of up to 6.5 million shares of our Class A common stock to be granted in connection with awards of incentive and nonqualified stock options, restricted stock and stock units, stock appreciation rights and performance-based awards. At our 2020 annual meeting of stockholders, our stockholders approved the adoption of the 2020 Employee Stock Purchase Plan (the “ESPP”), which authorizes the issuance of up to 250,000 shares of our Class A common stock. The first offering period under the ESPP commenced on January 1, 2021.

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
The following table summarizes stock‑based compensation expense that is included in general and administrative expenses:

	Years Ended December 31,
	2020	2019	2018
Related to SciPlay equity awards	$21.4	$5.7	$—
Related to the Parent’s equity awards	0.6	3.2	4.0
Total	$22.0	$8.9	$4.0

Restricted Stock Units (RSUs)
A summary of changes in unvested RSUs under our equity-based compensation plans during 2020 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSU as of December 31, 2019	252,071	$12.21
Granted	493,977	$12.66
Vested	(124,920)	$13.54
Cancelled	(32,667)	$12.52
Unvested RSU as of December 31, 2020	588,461	$12.24

The weighted-average grant date fair value of RSUs granted during 2020 and 2019 was $12.66 and $12.21, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. As of December 31, 2020, we had $6.0 million of unrecognized stock-based compensation expense relating to unvested RSUs that will be amortized on a straight-line basis over a weighted-average remaining term of approximately 1.5 years. The fair value at vesting date of RSU’s vested during the year ended December 31, 2020 was $1.7 million.

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

The following is a summary of changes in unvested PRSUs during 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested PRSU as of December 31, 2019	3,806,802	$15.76
Granted	109,417	$14.94
Vested	(33,082)	$15.13
Cancelled	(349,571)	$15.84
Unvested PRSU as of December 31, 2020	3,533,566	$15.77

The weighted-average grant date fair value of PRSUs granted during 2020 and 2019 was $14.94 and $15.76, respectively. All of the PRSUs granted during 2020 remained unvested as of December 31, 2020. As of December 31, 2020, we had $1.9 million of unrecognized stock-based compensation expense relating to unvested PRSUs that will be amortized on a straight-line basis over a weighted-average remaining term of approximately 0.4 years. The fair value at vesting date of PRSU’s vested during the year ended December 31, 2020 was $0.5 million.

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

For the years ended December 31, 2019 and December 31, 2018, we previously presented basic and diluted EPS as if the IPO had occurred at the beginning of the earliest period presented. Subsequently we have revised the presentation to only include net income attributable to SciPlay generated from May 7, 2019, the period following our IPO in which we had outstanding Class A common stock.

We excluded Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have an economic interest in us and therefore a separate presentation of EPS of Class B common stock under the two-class method has not been provided.

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net income	$146.0	$93.5	$39.0
Less: net income attributable to SG Social Holding Company II, LLC prior to IPO	—	20.4	39.0
Less: net income attributable to the noncontrolling interest	125.1	61.1	—
Net income attributable to SciPlay	$20.9	$12.0	$—
Denominator:
Weighted average shares of Class A common stock for basic EPS	22.8	22.7
Effect of dilutive securities:
Stock-based compensation grants	1.6	—
Weighted average shares of Class A common stock for diluted EPS	24.4	22.7
Basic and diluted net income attributable to SciPlay per share:
Basic	$0.92	$0.53
Diluted	$0.86	$0.53

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

We hold an economic interest of 18.1% in SciPlay Parent LLC. The 81.9% that we do not own represents a noncontrolling interest for financial reporting purposes. SciPlay Parent LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, SciPlay Parent LLC is not subject to income tax in most U.S. jurisdictions, and SciPlay Parent LLC’s members, of which we are one, are liable for income taxes based on their allocable share of SciPlay Parent LLC’s taxable income.

The components of Net income before income taxes are as follows:

	Years Ended December 31,
	2020	2019	2018
United States	$155.0	$101.1	$50.8
Foreign	(0.6)	1.1	(1.4)
Net income before income taxes	$154.4	$102.2	$49.4

The components of income tax expense are as follows:

	Years Ended December 31,
	2020	2019	2018
Current
U.S. Federal	$1.7	$5.4	$11.0
U.S. State	1.3	1.5	3.8
Foreign	1.0	0.9	1.6
Total	$4.0	$7.8	$16.4
Deferred
U.S. Federal	3.6	0.6	(2.6)
U.S. State	0.9	0.5	(0.9)
Foreign	(0.1)	(0.2)	(2.5)
Total	4.4	0.9	(6.0)
Total income tax expense	$8.4	$8.7	$10.4

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	Years Ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of federal benefit	1.3%	1.7%	3.1%
Noncontrolling interest	(17.3)%	(12.2)%	—%
Other	0.4%	(2.0)%	(3.0)%
Effective income tax rate	5.4%	8.5%	21.1%

Our effective tax rate for the years ended December 31, 2020 and 2019 differ from the statutory rate of 21.0% primarily because we do not record income taxes for the noncontrolling interest portion of U.S. pre-tax income. Additionally, the periods prior to the IPO are presented using historical results of operations and cost basis of the assets and liabilities as if we operated on a standalone basis during those periods, and the tax provision is calculated as if we completed separate tax returns apart from our Parent (“Separate-return Method’’). Certain legal entities that are included in these financial statements under the Separate-return Method were included in tax filings of affiliated entities that are not part of these financial statements.

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following:

	As of December 31,
	2020	2019
Deferred tax assets:
Investment in LLC	$74.3	$75.0
TRA Liability	17.5	18.2
Other	0.7	1.6
Valuation allowance	(9.6)	(7.7)
Realizable deferred tax assets	82.9	87.1
Deferred tax liabilities:
Difference in financial reporting and tax basis for:
Identifiable Intangible Assets	(2.9)	—
Total deferred tax liabilities	(2.9)	—
Net deferred tax assets on balance sheet	$80.0	$87.1

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

As of December 31, 2020, we did not have any material NOL or credit carryforwards.

The following table summarizes our valuation allowances:

	As of December 31,
	2020	2019
Federal	$(8.4)	$(5.7)
State	(1.2)	(0.9)
Foreign	—	(1.1)
	$(9.6)	$(7.7)

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

We apply a recognition threshold and measurement attribute related to uncertain tax positions taken or expected to be taken on our tax returns. We recognize a tax benefit for financial reporting of an uncertain income tax position when it has a greater than 50% likelihood of being sustained upon examination by the taxing authorities. We measure the tax benefit of an uncertain tax position based on the largest benefit that has a greater than 50% likelihood of being ultimately realized including evaluation of settlements. For the years ended December 31, 2020 and 2019, we had no unrecognized tax benefits.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. There are no material U.S. federal, state, local or non-U.S. examinations by tax authorities currently ongoing.

(10) Related Party Transactions
The following is the summary of expenses paid to Scientific Games and settled in cash:

	Years Ended December 31,
	2020	2019	2018	Financial Statement Line Item
Royalties for Scientific Games IP(1)	$—	$10.2	$26.1	Cost of revenue
Royalties to Scientific Games for third-party IP	7.0	6.9	7.7	Cost of revenue
Parent services	5.9	5.0	5.7	General and administrative
TRA payments(2)	2.5	—	—	Accrued liabilities
Distributions to Parent and affiliates, net(2)	12.8	—	—	Noncontrolling interest
(1) In accordance with the IP License Agreement, we did not incur any additional royalty expense related to Scientific Games IP after the effective date of the IP License Agreement.
(2) Under the terms of the Operating Agreement, SciPlay Corporation relies on distributions from SciPlay Parent LLC to pay its obligations under the TRA and any other tax obligations. All distributions must be on a pari-passu basis, thus initiating a pro-rata distribution to Parent and affiliates.
The following is the summary of balances due to affiliates:

	As of December 31,
	2020	2019
Royalties to Scientific Games for third-party IP	$2.5	$0.5
Parent services	0.8	0.8
Reimbursable expenses to (from) Scientific Games and its subsidiaries	2.2	1.4
	$5.5	$2.7
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

TRA
As described in Note 1 and in connection with the IPO, we entered into the TRA with the SG Members. The annual tax benefits are computed by comparing the income taxes due including such tax benefits and the income taxes due without such benefits. Our estimated liability under the TRA as of December 31, 2020 was $72.5 million, of which $4.0 million was included in Accrued liabilities.

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

During the year ended December 31, 2020, payments totaling $2.5 million were made to Scientific Games pursuant to the TRA. As of December 31, 2020 and 2019 the total TRA liability was $72.5 million and $75.3 million, respectively, of which $4.0 million and $2.6 million, respectively, was included in Accrued liabilities.

Parent Equity Awards

See Note 7 for disclosures related to Parent’s equity awards.

(11) Commitments and Contingencies
Benefit plans

We have a 401(k) plan for U.S.-based employees and equivalent foreign plans for our international employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions (as defined in the plan document). Contribution expense for the years ended December 31, 2020, 2019 and 2018 amounted to $1.8 million, $1.5 million and $1.2 million, respectively.
Litigation
From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. In addition, we may receive notifications alleging infringement of patent or other IP rights.
Washington State Matter
On April 17, 2018, a plaintiff filed a putative class action complaint, Fife v. Scientific Games Corp., against our Parent, in the United States District Court for the Western District of Washington. The plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing our online social casino games, including but not limited to Jackpot Party Casino and Gold Fish Casino. The complaint asserts claims for alleged violations of Washington’s Recovery of Money Lost at Gambling Act, Washington’s consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre‑ and post‑judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, our Parent filed a motion to dismiss the plaintiff’s complaint with prejudice, which the trial court denied on December 18, 2018. Our Parent filed its answer to the putative class action complaint on January 18, 2019. On August 24, 2020, the trial court granted plaintiff’s motion for leave to amend her complaint and to substitute a new plaintiff, Donna Reed, for the initial plaintiff, and re-captioned the matter Reed v. Scientific Games Corporation. On August 25, 2020, the plaintiff filed a first amended complaint against our Parent, asserting the same claims, and seeking the same relief, as the complaint filed by Sheryl Fife. On September 8, 2020, our Parent filed a motion to compel arbitration of plaintiff’s claims and to dismiss the action, or, in the alternative, to transfer the action to the United States District Court for the District of Nevada, and that motion is fully-briefed and pending before the trial court. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss. Although the case was brought against Scientific Games, pursuant to the Intercompany Services Agreement, we would expect to cover or contribute to any damage awards due to the matter arising as a result of our business.

SciPlay IPO Matter (New York)
On or about October 14, 2019, the Police Retirement System of St. Louis filed a putative class action complaint in New York state court against SciPlay, certain of its executives and directors, and SciPlay’s underwriters with respect to its IPO (the “PRS Action”). The complaint was amended on November 18, 2019. The plaintiff seeks to represent a class of all persons or entities who acquired Class A common stock of SciPlay pursuant and/or traceable to the Registration Statement filed and issued in connection with the SciPlay IPO which commenced on or about May 3, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages of at least $146.0 million, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action.

On or about December 9, 2019, Hongwei Li filed a putative class action complaint in New York state court asserting substantively similar causes of action under the Securities Act of 1933 and substantially similar factual allegations as those alleged in the PRS Action (the “Li Action”). On December 18, 2019, the New York state court entered a stipulated order consolidating the PRS Action and the Li Action into a single lawsuit. On December 23, 2019, the defendants moved to dismiss the consolidated action. On August 28, 2020, the court issued an oral ruling granting in part and denying in part the defendants’ motion to dismiss. On December 14, 2020, plaintiffs in the consolidated action filed a motion to certify the putative class. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

SciPlay IPO Matter (Nevada)

On or about November 4, 2019, plaintiff John Good filed a putative class action complaint in Nevada state court against SciPlay, certain of its executives and directors, SGC, and SciPlay’s underwriters with respect to the SciPlay IPO. The plaintiff seeks to represent a class of all persons who purchased Class A common stock of SciPlay in or traceable to the SciPlay IPO that it completed on or about May 7, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. On February 27, 2020, the trial court entered a stipulated order that, among other things, stayed the lawsuit pending entry of an order resolving the motion to dismiss that was pending in the SciPlay IPO matter in New York state court. On September 29, 2020, the trial court entered a stipulated order that extended the stay pending a ruling on class certification in the SciPlay IPO matter in New York state court. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

SCHEDULE II
SCIPLAY CORPORATION
Valuation and Qualifying Accounts
Years Ended December 31, 2020, 2019 and 2018
(in millions)

Tax related valuation allowance	Balance at beginning of period	Additions/(deductions)	Balance at end of period
Year Ended December 31, 2018	$—	—	$—
Year Ended December 31, 2019	$—	7.7	$7.7
Year Ended December 31, 2020	$7.7	1.9	$9.6

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of SciPlay Corporation (incorporated by reference to Exhibit 3.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
3.2	Amended and Restated Bylaws of SciPlay Corporation (incorporated by reference to Exhibit 3.2 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
4.1	Description of the Company’s Securities.*
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
10.3
Employment Agreement, dated as of May 4, 2018, by and between Scientific Games Corporation and Barry Cottle (incorporated by reference to Exhibit 10.10 to SciPlay Corporation’s Amendment No. 1 to Registration Statement on Form S-1 filed on April 12, 2019).(†)

10.4
Amendment to Employment Agreement, dated as of May 7, 2019, by and between Scientific Games Corporation and Barry L. Cottle (incorporated by reference to Exhibit 10.11 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).(†)

10.5
Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Barry Cottle (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on May 11, 2020).(†)

10.6
Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and Barry Cottle (incorporated by reference to Exhibit 10.2 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on July 23, 2020).(†)

10.7
Amended and Restated Employment Agreement, dated as of February 27, 2017, by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.15 to SciPlay Corporation’s Amendment No. 1 to Registration Statement on Form S-1 filed on April 12, 2019).(†)

10.8
Amendment to Employment Agreement, dated as of February 21, 2019 (effective as of February 25, 2019), by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.16 to SciPlay Corporation’s Amendment No. 1 to Registration Statement on Form S-1 filed on April 12, 2019).(†)

10.9
Amendment to Employment Agreement, dated as of March 27, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.2 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on May 11, 2020).(†)

10.10
Amendment to Employment Agreement, dated as of May 18, 2020, by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.4 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on July 23, 2020).(†)

10.11
Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.5 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on July 23, 2020).(†)

10.12
Amended and Restated Operating Agreement of SciPlay Parent Company, LLC, dated May 2, 2019, by and among SciPlay Parent Company, LLC, the Company and its Members (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

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

10.15
License Agreement, dated May 7, 2019, by and between Bally Gaming, Inc. and SG Social Holding Company I, LLC (incorporated by reference to Exhibit 10.4 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.16
Assignment Agreement, dated May 7, 2019, by and between SG Social Holding Company I, LLC and SciPlay Holding Company, LLC (incorporated by reference to Exhibit 10.5 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.17
Services Agreement, dated May 7, 2019, by and among Scientific Games Corporation, Scientific Games International, Inc., Bally Gaming, Inc. and SciPlay Holding Company, LLC (incorporated by reference to Exhibit 10.6 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.18
Credit Agreement, dated May 7, 2019, among SciPlay Holding Company, LLC, as the borrower, SciPlay Parent Company, LLC, the several lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, collateral agent and issuing lender, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., Macquarie Capital (USA) Inc. and RBC Capital Markets, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.7 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.19
Employment Agreement, dated as of May 7, 2019, by and between SciPlay Parent Company, LLC and Joshua J. Wilson (incorporated by reference to Exhibit 10.8 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).(†)

10.20
Offer Letter, dated as of May 7, 2019, from SciPlay Parent Company, LLC to Michael Cody (incorporated by reference to Exhibit 10.9 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).(†)

10.21
Social Award Agreement, dated as of May 7, 2019, by and between SciPlay Corporation and Barry L. Cottle (incorporated by reference to Exhibit 10.10 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).(†)

10.22
Social Award Agreement, dated as of May 7, 2019, by and between SciPlay Corporation and M. Mendel Pinson (incorporated by reference to Exhibit 10.12 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on August 1, 2019).(†)

10.23	SciPlay Corporation 2020 Employee Stock Purchase Plan, dated April 21, 2020 (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Current Report on Form 8-K filed on June 12, 2020).(†)
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
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

March 1, 2021	SCIPLAY CORPORATION
(Registrant)

	By:	/s/ Michael D. Cody
	Name:	Michael D. Cody
	Title:	Chief Financial Officer

	By:	/s/ Michael F. Winterscheidt
	Name:	Michael F. Winterscheidt
	Title:	Chief Accounting Officer and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2021.

Signature	Title

/s/ Joshua J. Wilson	Chief Executive Officer and Director (Principal Executive Officer)
Joshua J. Wilson

/s/ Michael D. Cody	Chief Financial Officer (Principal Financial Officer)
Michael D. Cody

/s/ Michael F. Winterscheidt	Chief Accounting Officer and Secretary (Principal Accounting Officer)
Michael F. Winterscheidt

/s/ Barry L. Cottle	Executive Chairman of the Board of Directors and Director
Barry L. Cottle

/s/ Gerald D. Cohen	Director
Gerald D. Cohen

/s/ Michael Marchetti	Director
Michael Marchetti

/s/ Jay Penske	Director
Jay Penske

/s/ William C. Thompson, Jr.	Director
William C. Thompson, Jr.