Form 10-Q
period 2021-03-31
SciPlay Corp
filed 2021-05-10
CIK 1760717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 5, 2021:
Class A Common Stock: 24,383,761
Class B Common Stock: 103,547,021

SCIPLAY CORPORATION
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2021

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
•our ability to use the intellectual property rights of our parent, Scientific Games Corporation, and other third parties, including the third-party intellectual property rights licensed to Scientific Games Corporation, under our intellectual property license agreement with our parent;
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
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021 (the “2020 Form 10-K”). Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
This Quarterly Report on Form 10-Q may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Although we believe industry information to be accurate, it is not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning international social gaming industries than the same industries in the U.S. Some data is also based on our good faith estimates, which are derived from our review of internal surveys or data, as well as the independent sources referenced above. Assumptions and estimates of our and our industry's future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2020 Form 10-K. These and other factors could cause future performance to differ materially from our assumptions and estimates.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$151.1	$118.3
Operating expenses:
Cost of revenue(1)	47.1	37.9
Sales and marketing(1)	34.7	28.2
General and administrative(1)	15.7	10.2
Research and development(1)	9.5	7.3
Depreciation and amortization	3.4	2.0
Restructuring and other	0.3	0.5
Operating income	40.4	32.2
Other (expense) income, net	(0.4)	0.5
Net income before income taxes	40.0	32.7
Income tax expense	2.1	1.6
Net income	37.9	31.1
Less: Net income attributable to the noncontrolling interest	32.6	26.7
Net income attributable to SciPlay	$5.3	$4.4

Basic and diluted net income attributable to SciPlay per share:
Basic	$0.23	$0.19
Diluted	$0.21	$0.19

Weighted average number of shares of Class A common stock used in per share calculation:
Basic shares	23.2	22.7
Diluted shares	25.1	23.7
(1) Excludes depreciation and amortization.

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2021	2020
Net income	$37.9	$31.1
Other comprehensive income:
Foreign currency translation loss, net of tax	(2.6)	(0.8)
Total comprehensive income	35.3	30.3
Less: comprehensive income attributable to the noncontrolling interest	30.4	26.1
Comprehensive income attributable to SciPlay	$4.9	$4.2

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$272.0	$268.9
Accounts receivable, net	53.3	36.6
Prepaid expenses and other current assets	13.0	5.9
Total current assets	338.3	311.4
Property and equipment, net	4.1	4.4
Operating lease right-of-use assets	7.9	8.5
Goodwill	127.8	129.8
Intangible assets and software, net	44.8	30.3
Deferred income taxes	80.5	82.5
Other assets	1.9	1.9
Total assets	$605.3	$568.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20.6	$23.2
Accrued liabilities	30.3	22.9
Due to affiliate	2.9	5.5
Total current liabilities	53.8	51.6
Operating lease liabilities	6.9	7.5
Liabilities under TRA	68.5	68.5
Other long-term liabilities	16.1	5.7
Total liabilities	145.3	133.3
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 625.0 shares authorized, 24.4 and 22.8 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	—	—
Class B common stock, par value $0.001 per share, 130.0 shares authorized, 103.5 and 103.5 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	0.1	0.1
Additional paid-in capital	44.2	46.1
Retained earnings	38.2	32.9
Accumulated other comprehensive income	0.5	0.9
Total SciPlay stockholders’ equity	83.0	80.0
Noncontrolling interest	377.0	355.5
Total stockholders’ equity	460.0	435.5
Total liabilities and stockholders’ equity	$605.3	$568.8

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
December 31, 2020	22.8	$—	103.5	$0.1	$46.1	$32.9	$0.9	$355.5	$435.5
Net income	—	—	—	—	—	5.3	—	32.6	37.9
Stock-based compensation	—	—	—	—	0.4	—	—	1.4	1.8
Vesting of RSUs, net of tax withholdings	1.6	—	—	—	(2.3)	—	—	(10.0)	(12.3)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	(0.3)	(0.3)
Currency translation	—	—	—	—	—	—	(0.4)	(2.2)	(2.6)
March 31, 2021	24.4	$—	103.5	$0.1	$44.2	$38.2	$0.5	$377.0	$460.0

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
December 31, 2019	22.7	$—	103.5	$0.1	$41.7	$12.0	$0.3	$223.4	$277.5
Net income	—	—	—	—	—	4.4	—	26.7	31.1
Stock-based compensation	—	—	—	—	0.2	—	—	(0.1)	0.1
Currency translation	—	—	—	—	—	—	(0.2)	(0.6)	(0.8)
March 31, 2020	22.7	$—	103.5	$0.1	$41.9	$16.4	$0.1	$249.4	$307.9

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities	$19.6	$23.5
Cash flows from investing activities:
Capital expenditures	(2.1)	(1.2)
Net cash used in investing activities	(2.1)	(1.2)
Cash flows from financing activities:
Payments on license obligations	(1.6)	—
Distributions to Scientific Games and affiliates, net	(0.3)	—
Taxes paid related to net share settlement of equity awards	(12.3)	—
Net cash used in financing activities	(14.2)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	(0.3)
Increase in cash, cash equivalents and restricted cash	3.1	22.0
Cash, cash equivalents and restricted cash, beginning of period	268.9	110.6
Cash, cash equivalents and restricted cash, end of period	$272.0	$132.6

Supplemental cash flow information:
Cash paid for income taxes	$3.8	$—
Cash paid for contingent consideration included in operating activities	—	4.0
Supplemental non-cash transactions:
Non-cash additions to intangible assets related to license agreements	$16.1	$—

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies

Background and Nature of Operations

SciPlay Corporation was formed as a Nevada corporation on November 30, 2018 as a subsidiary of Scientific Games Corporation (“Scientific Games”, “SGC”, and “Parent”) for the purpose of completing a public offering and related transactions (collectively referred to herein as the “IPO”) in order to carry on the business of SciPlay Parent LLC and its subsidiaries (collectively referred to as “SciPlay”, the “Company”, “we”, “us”, and “our”). The IPO was completed on May 7, 2019. As the managing member of SciPlay Parent LLC, SciPlay operates and controls all of the business affairs of SciPlay Parent LLC and its subsidiaries.

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

In the opinion of management, we have made all adjustments necessary to present fairly our consolidated statements of income, consolidated statements of comprehensive income, condensed consolidated balance sheets, consolidated statements of changes in stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related Notes included in our 2020 Form 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

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

Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2020 Form 10-K, except as noted below.
Minimum guarantees under licensing agreements
We enter into long-term license agreements with third parties in which we are obligated to pay a minimum guaranteed amount of royalties, typically periodically over the life of the contract. These license agreements provide us with access to a portfolio of major brands to be used across our games. We account for the minimum guaranteed obligations within Current liabilities and Other long-term liabilities at the onset of the license arrangement and record a corresponding licensed asset within intangible assets, net. The licensed intangible assets related to the minimum guaranteed obligations are amortized over the term of the license agreement with the amortization expense recorded in Depreciation and amortization. The long-term liability related to the minimum guaranteed obligations is reduced as royalty payments are made as required under the license agreement. We assess the recoverability of license agreements whenever events arise or circumstances change that indicate the carrying value of the licensed asset may not be recoverable. Recoverability of the licensed asset and the amount of impairment, if any, are determined using our policy for intangible assets with finite useful lives.
Amortization expense related to these licenses and recorded in Depreciation and amortization for the three months ended March 31, 2021 and 2020 were $1.2 million and $0.2 million, respectively.

The following are our total minimum guaranteed obligations for the periods presented:

	As of
	March 31,	December 31,
	2021	2020
Current liabilities	$6.5	$2.6
Other long-term liabilities	10.8	0.3
Total minimum guarantee obligation	$17.3	$2.9
Weighted average remaining term (in years)	4.0	2.4
New Accounting Guidance - Not Yet Adopted
The FASB issued ASU No. 2020-04 and subsequently ASU No. 2021-01, Reference Rate Reform (Topic 848) in March 2020 and January 2021, respectively. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, including derivative instruments impacted by changes in the interest rates used for discounting cash flows for computing variable margin settlements, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued, in 2022 or potentially 2023 (pending possible extension). The ASUs establish certain contract modification principles that entities can apply in other areas that may be affected by reference rate reform and certain elective hedge accounting expedients and exceptions. The ASUs may be applied prospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

Revenue Recognition
We generate revenue from the sale of coins, chips and cards, which players can use to play casino-style slot games, table games and bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). We distribute our games through various global social web and mobile platforms such as Facebook, Apple, Google, Amazon, and Microsoft. The games are primarily WMS, Bally, Barcrest®, and SHFL® branded games. In addition, we also offer third-party branded games and original content.
Disaggregation of Revenue
We believe disaggregation of our revenue on the basis of platform and geographical locations of our players is appropriate because the nature and the number of players generating revenue could vary on such basis, which represent different economic risk profiles.
The following table presents our revenue disaggregated by type of platform:

	Three Months Ended
	March 31,
	2021	2020
Mobile	$132.8	$101.2
Web and other	18.3	17.1
Total revenue	$151.1	$118.3

The following table presents our revenue disaggregated based on the geographical location of our players:

	Three Months Ended
	March 31,
	2021	2020
North America(1)	$138.5	$108.0
International	12.6	10.3
Total revenue	$151.1	$118.3
(1) North America revenue includes revenue derived from the U.S., Canada and Mexico.

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
The following table summarizes our opening and closing balances in contract assets, contract liabilities and accounts receivable:

	Accounts Receivable	Contract Assets(1)	Contract Liabilities(2)
Beginning of period balance	$36.6	$0.2	$0.6
Balance as of March 31, 2021	53.3	0.2	0.5
(1) Contract assets are included within Prepaid expenses and other current assets in our consolidated balance sheets.
(2) Contract liabilities are included within Accrued liabilities in our consolidated balance sheets.

During the three months ended March 31, 2021 and 2020, we recognized $0.5 million and $0.4 million, respectively, of revenue that was included in the opening contract liability balance. Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

Concentration of Credit Risk

Our revenue and accounts receivable are generated via certain platform providers, which subject us to a concentration of credit risk. The following tables summarize the percentage of revenues and accounts receivable generated via our platform providers in excess of 10% of our total revenues and total accounts receivable:

	Revenue Concentration		Accounts Receivable Concentration
	Three Months Ended		March 31,	December 31,
	March 31, 2021	March 31, 2020	2021	2020
Apple	46.8%	46.0%	62.6%	49.2%
Google	37.3%	36.2%	26.5%	35.4%
Facebook	12.1%	14.5%	8.1%	11.5%

(2) Intangible Assets and Software, net and Goodwill
The following table presents certain information regarding our intangible assets and software:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of March 31, 2021
Intellectual property	$41.0	$(36.5)	$4.5
Customer relationships	30.3	(20.3)	10.0
Software	23.8	(14.6)	9.2
Licenses	23.7	(4.7)	19.0
Brand names	5.9	(3.8)	2.1
Total intangible assets and software	$124.7	$(79.9)	$44.8

Balance as of December 31, 2020
Intellectual property	$42.2	$(37.2)	$5.0
Customer relationships	30.5	(19.8)	10.7
Software	21.9	(13.8)	8.1
Licenses	7.7	(3.5)	4.2
Brand names	6.1	(3.8)	2.3
Total intangible assets and software	$108.4	$(78.1)	$30.3

The following reflects amortization expense related to intangible assets and software included within depreciation and amortization:

	Three Months Ended
	March 31,
	2021	2020
Amortization expense	$3.0	$1.7

The table below reconciles the changes in the carrying value of goodwill for the period from December 31, 2020 to March 31, 2021.

Total
Balance as of December 31, 2020	$129.8
Foreign currency adjustments	(2.0)
Balance as of March 31, 2021	$127.8

(3) Leases
Our operating leases primarily consist of real estate leases such as offices. Our leases have remaining terms of approximately 4 years. We do not have any finance leases. Our total variable and short term lease payments and operating lease expenses were immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	March 31,	December 31,
	2021	2020
Operating lease right-of-use assets	$7.9	$8.5
Accrued liabilities	2.1	2.0
Operating lease liabilities	6.9	7.5
Total operating lease liabilities	$9.0	$9.5

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases for the three months ended March 31, 2021 and 2020, respectively	$0.6	$0.6
Weighted average remaining lease term, years	4.0	4.3
Weighted average discount rate	5.0%	5.0%

Lease liability maturities:

Operating Leases
Remainder of 2021	$1.8
2022	2.5
2023	2.5
2024	2.4
2025	0.7
Thereafter	—
Less: Imputed Interest	(0.9)
Total	$9.0
As of March 31, 2021, we did not have material additional operating leases that have not yet commenced.

(4) Income Taxes
We hold an economic interest of 19.1% in SciPlay Parent LLC subsequent to the IPO. The 80.9% economic interest that we do not own represents a noncontrolling interest for financial reporting purposes. SciPlay Parent LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, SciPlay Parent LLC is not subject to income tax in most jurisdictions, and SciPlay Parent LLC’s members, of which we are one, are liable for income taxes based on their allocable share of SciPlay Parent LLC’s taxable income. The effective income tax rates for the three months ended March 31, 2021 and 2020 were 5.3% and 4.9%, respectively. The effective income tax rates were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Our effective tax rate differs from the statutory rate of 21% primarily because we generally do not record income taxes for the noncontrolling interest portion of U.S. pre-tax income.

TRA

During the three months ended March 31, 2021 and 2020, there were no payments made to Scientific Games pursuant to the TRA. As of March 31, 2021 and December 31, 2020, the total TRA liability was $72.5 million, of which $4.0 million was included in Accrued liabilities.

(5) Related Party Transactions
The following is the summary of expenses paid to Scientific Games and settled in cash:

	Three Months Ended
	March 31,
	2021	2020	Financial Statement Line Item
Royalties to Scientific Games for third-party IP	$0.7	$1.7	Cost of revenue
Parent services	1.5	1.4	General and administrative
Distributions to Scientific Games and affiliates, net(1)	0.3	—	Noncontrolling interest
(1) Under the terms of the Operating Agreement, SciPlay Corporation relies on distributions from SciPlay Parent LLC to pay its obligations under the TRA and any other tax obligations. All distributions must be on a pari-passu basis, thus initiating a pro-rata distribution to Parent and affiliates.

The following is the summary of balances due to affiliates:

	March 31, 2021	December 31, 2020
Royalties to Scientific Games for third-party IP	$1.2	$2.5
Parent services	0.8	0.8
Reimbursable expenses to Scientific Games and its subsidiaries	0.9	2.2
	$2.9	$5.5
Parent Equity Awards
See Note 6 for disclosures related to Parent’s equity awards.

(6) Stockholders’ Equity and Noncontrolling Interest

Noncontrolling Interest

We are a holding company, and our sole material assets are LLC Interests that we purchased from SciPlay Parent LLC and SG Holding I, representing an aggregate 19.1% economic interest in SciPlay Parent LLC. The remaining 80.9% economic interest in SciPlay Parent LLC is owned indirectly by SGC, through the ownership of LLC Interests by the indirect wholly owned subsidiaries of SGC, the SG Members.

Stock-Based Compensation

The following table summarizes stock-based compensation expense that is included in general and administrative expenses:

	Three Months Ended
	March 31,
	2021	2020
SciPlay awards	$1.7	$(0.1)
Parent awards	0.1	0.2
Total	$1.8	$0.1

As of March 31, 2021, we had $9.4 million in unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average expected vesting period of 1.4 years, of which $3.1 million relates to performance-based restricted stock units.

(7) Earnings per Share

The table below sets forth a calculation of basic earnings per share ("EPS") based on net income attributable to SciPlay divided by the basic weighted average number of Class A common stock outstanding during the period. Diluted EPS of Class A common stock is computed by dividing net income attributable to SciPlay by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to all potentially dilutive securities, using the treasury stock method. No material number of restricted stock units was excluded from the calculation of diluted weighted-average common shares outstanding for the three months ended March 31, 2021 and 2020.

We excluded Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have economic interest in us and therefore a separate presentation of EPS of Class B common stock under the two-class method has not been presented.

	Three Months Ended
	March 31, 2021	March 31, 2020
Numerator:
Net income	$37.9	$31.1
Less: net income attributable to the noncontrolling interest	32.6	26.7
Net income attributable to SciPlay	$5.3	$4.4
Denominator:
Weighted average shares of Class A common stock for basic EPS	23.2	22.7
Effect of dilutive securities:
Stock-based compensation grants	1.9	1.0
Weighted average shares of Class A common stock for diluted EPS	25.1	23.7
Basic and diluted net income attributable to SciPlay per share:
Basic	$0.23	$0.19
Diluted	$0.21	$0.19

(8) Litigation

From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. There have been no material changes to these matters since our 2020 Form 10-K was filed with the SEC, except as described below. In addition, we may receive notifications alleging infringement of patent or other intellectual property rights.

Washington State Matter
On April 17, 2018, a plaintiff, Sheryl Fife, filed a putative class action complaint, Fife v. Scientific Games Corporation, against SGC in the United States District Court for the Western District of Washington. The plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing SGC’s online social casino games, including but not limited to Jackpot Party Casino and Gold Fish Casino. The complaint asserts claims for alleged violations of Washington’s Recovery of Money Lost at Gambling Act, Washington’s consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, SGC filed a motion to dismiss the plaintiff’s complaint with prejudice, which the trial court denied on December 18, 2018. SGC filed its answer to the putative class action complaint on January 18, 2019. On August 24, 2020, the trial court granted plaintiff’s motion for leave to amend her complaint and to substitute a new plaintiff, Donna Reed, for the initial plaintiff, and re-captioned the matter Reed v. Scientific Games Corporation. On August 25, 2020, the plaintiff filed a first amended complaint against SGC, asserting the same claims, and seeking the same relief, as the complaint filed by Sheryl Fife. On September 8, 2020, SGC filed a motion to compel arbitration of plaintiff’s claims and to dismiss the action, or, in the alternative, to transfer the action to the United States District Court for the District of Nevada, and that motion is fully-briefed and pending before the trial court. On April 9, 2021, the plaintiff filed a motion to certify the putative class and for a preliminary injunction. Although the case was brought against Scientific Games, pursuant to the
Intercompany Services Agreement, we would expect to cover or contribute to any damage awards due to the matter arising as a result of our business.

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

On August 28, 2020, the court issued an oral ruling granting in part and denying in part the defendants’ motion to dismiss. On December 14, 2020, plaintiffs in the consolidated action filed a motion to certify the putative class. That motion is not yet fully-briefed.

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

Based on our assessment under ASC 410 and ASC 450 and consideration of the two SciPlay IPO matters above, we determined that both loss and insurance proceeds loss recovery, which we believe is recoverable under our insurance policy, are deemed probable and reasonably estimable. As a result, we recorded approximately $8.0 million in Accrued liabilities and Prepaid expenses and other current assets as of March 31, 2021, with no material impact on our statement of income for the three month period ended March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to enhance the reader’s understanding of our operations and current business environment from management’s perspective and should be read in conjunction with the description of our business included under Part I, Item 1 “Condensed Consolidated Financial Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1 “Business”, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K. The terms “we” and “our” as used herein refer to SciPlay and its consolidated subsidiaries.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors” included in this Quarterly Report on Form 10-Q and “Risk Factors” included in our 2020 Form 10-K.

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

BUSINESS OVERVIEW

We are a leading developer and publisher of digital games on mobile and web platforms. We currently offer seven core games, including social casino games Jackpot Party Casino®, Quick Hit Slots®, Gold Fish Casino® and Hot Shot Casino®, and casual games, MONOPOLY Slots®, Bingo Showdown® and 88 Fortunes Slots®, and we recently added a solitaire social game targeted toward casual game players as a part of the Come2Play acquisition on various platforms referenced herein. We currently plan to launch an additional casual game in 2022. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend slots-style or bingo game play with adventure game features. All of our games are offered and played on multiple platforms, including Apple, Google, Facebook, Amazon, and Microsoft. In addition to our internally created games, our content library includes recognizable, real-world slot and table games content from Scientific Games. This content allows players who like playing land-based slot machines to enjoy some of those same titles in our free-to-play games. We have access to Scientific Games’ library of more than 1,500 iconic casino titles. We also have access to content from third-party licensed brands such as MONOPOLY™, JAMES BOND™, THE FLINTSTONES™, MICHAEL JACKSON™, and PLAYBOY™.

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

Recent Events

In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world are implementing measures to prevent its spread, including the temporary closure of all non-essential businesses and travel restrictions. Many of our current and potential players may have significantly more free time to play our games, however they may also experience sustained consumer unease and have lower discretionary income. While the increased player engagement we experienced during the first half of 2020 as a result of the stay at home measures across the U.S. has begun to recede, we are still seeing a higher number of paying players compared to the three months ended March 31, 2020. We are not able to predict and quantify the ultimate impact of further COVID-19 developments on our results of operations in future periods.

RESULTS OF OPERATIONS

Summary of Results of Operations

	Three Months Ended
	March 31,		Variance
($ in millions)	2021	2020	2021 vs. 2020
Revenue	$151.1	$118.3	$32.8		28%
Operating expenses	110.7	86.1	24.6		29%
Operating income	40.4	32.2	8.2		25%
Net income	37.9	31.1	6.8		22%
Net income attributable to SciPlay	5.3	4.4	0.9		20%
AEBITDA	$45.9	$34.8	$11.1		32%
Net income margin	25.1%	26.3%	(1.2)	pp	nm
AEBITDA margin	30.4%	29.4%	1.0	pp	nm
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

The following table reconciles Net income attributable to SciPlay to AEBITDA and AEBITDA margin:

	Three Months Ended
	March 31,
($ in millions, except percentages)	2021	2020
Net income attributable to SciPlay	$5.3	$4.4
Net income attributable to noncontrolling interest	32.6	26.7
Net income	37.9	31.1
Restructuring and other	0.3	0.5
Depreciation and amortization	3.4	2.0
Income tax expense	2.1	1.6
Stock-based compensation	1.8	0.1
Other expense (income), net	0.4	(0.5)
AEBITDA	$45.9	$34.8
Revenue	$151.1	$118.3
Net income margin (Net income/Revenue)	25.1%	26.3%
AEBITDA margin (AEBITDA/Revenue)	30.4%	29.4%

Revenue, Key Performance Indicators and Other Metrics

	Three Months Ended
	March 31,		Variance
($ in millions)	2021	2020	2021 vs. 2020
Mobile	$132.8	$101.2	$31.6	31%
Web and other	18.3	17.1	1.2	7%
Total revenue	$151.1	$118.3	$32.8	28%

Revenue information by geography is summarized as follows:

	Three Months Ended
	March 31,		Variance
($ in millions)	2021	2020	2021 vs. 2020
North America(1)	$138.5	$108.0	$30.5	28%
International	12.6	10.3	2.3	22%
Total revenue	$151.1	$118.3	$32.8	28%
(1) North America revenue includes revenue derived from the U.S., Canada and Mexico.

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

For a description of the definitions of our key performance indicators and other metrics and their usefulness to our investors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K.

(in millions, except ARPDAU, AMRPPU, and percentages)	Three Months Ended
	March 31,		Variance
	2021	2020	2021 vs. 2020
Mobile Penetration	88%	85%	3.0	pp	nm
Average MAU	6.7	7.5	(0.8)		(10.7)%
Average DAU	2.5	2.6	(0.1)		(3.8)%
ARPDAU	$0.67	$0.49	$0.18		36.7%
Average MPUs	0.5	0.5	—		—%
AMRPPU	$92.80	$83.58	$9.22		11.0%
Payer conversion rate	8.1%	6.3%	1.8	pp	nm
pp = percentage points. nm = not meaningful.

The increase in mobile penetration percentage primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.

Average MAU and average DAU decreased due to the turnover in users, while ARPDAU and AMRPPU increased from consistent average MPU, the introduction of new content and features, and ongoing popularity of our games.

The increase in payer conversion rates were due to the growing popularity of our games and increased interaction with the games by our players as a result of the introduction of new content and features into our games.

Operating Expenses

	Three Months Ended
	March 31,		Variance		Percentage of Revenue
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020 Change
Operating expenses:
Cost of revenue(1)	$47.1	$37.9	$9.2	24%	31.2%	32.0%	(0.8)	pp
Sales and marketing(1)	34.7	28.2	6.5	23%	23.0%	23.8%	(0.8)	pp
General and administrative(1)	15.7	10.2	5.5	54%	10.4%	8.6%	1.8	pp
Research and development(1)	9.5	7.3	2.2	30%	6.3%	6.2%	0.1	pp
Depreciation and amortization	3.4	2.0	1.4	70%	2.3%	1.7%	0.6	pp
Restructuring and other	0.3	0.5	(0.2)	(40)%	0.2%	0.4%	(0.2)	pp
Total operating expenses	$110.7	$86.1	$24.6	29%

(1) Excludes depreciation and amortization. pp = percentage points.

Cost of revenue

Cost of revenue increased in line with our revenues.

Sales and marketing

Sales and marketing expenses as a percentage of revenue decreased by 0.8 percentage points primarily related to our focus on more efficient user acquisition to acquire higher quality players.

General and administrative

General and administrative expenses increased primarily due to a $2.5 million increase in salaries and benefits, $1.7 million increase in stock-based incentive compensation, and a $0.9 million increase in professional legal services fees.

Research and development

Research and development expenses increased primarily due to a $1.9 million increase in salaries and benefits primarily due to increase in average salaries, increase in performance based compensation, and a 9% increase in headcount.

Depreciation and amortization

Depreciation and amortization expenses increased primarily due to recently added long-term license agreements with third parties (see Note 1).

Net income and AEBITDA

Net income and AEBITDA increased primarily due to an increase in revenue, partially offset by the increases in operating expenses, as described above.

Net income margin decreased by 1.2 percentage points as a result of higher stock-based incentive compensation and depreciation and amortization. AEBITDA margin increased by 1.0 percentage point as a result of the above stated drivers.

Noncontrolling interest

Net income attributable to noncontrolling interest increased due to the increase in Net income.

RECENTLY ISSUED ACCOUNTING GUIDANCE

For a description of recently issued accounting pronouncements, see Note 1.

CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our 2020 Form 10-K. There have been no significant changes in our critical accounting estimate policies or the application or the results of the application of those policies to our condensed consolidated financial statements.

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

Revolving Credit Facility
For a description of the Revolver, see “Liquidity, Capital Resources and Working Capital” in our 2020 Form 10-K. There have been no material changes related to the Revolver disclosed in our 2020 Form 10-K. The Revolver was undrawn as of March 31, 2021. We were in compliance with the financial covenants under the Revolver as of March 31, 2021.

Changes in Cash Flows
The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
($ in millions)	2021	2020
Net cash provided by operating activities	$19.6	$23.5
Net cash used in investing activities	(2.1)	(1.2)
Net cash used in financing activities	(14.2)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	(0.3)
Increase in cash, cash equivalents and restricted cash	$3.1	$22.0
Net cash provided by operating activities decreased primarily due to an increase in accounts receivable related to the timing of payments from our platform providers, which was partially offset by higher earnings.
Net cash used in investing activities increased primarily due to higher capital expenditures.
Net cash used in financing activities increased primarily due to 12.3 million for tax payments related to net share settlement of equity awards and 1.6 million in payments made for license obligations.
Off Balance Sheet Obligations

As of March 31, 2021, we did not have any significant off-balance sheet arrangements.

Contractual Obligations
There have been no material changes to our contractual obligations disclosed in our 2020 Form 10-K, except as noted below.

	Cash Payments Due In
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
License royalty minimum guaranteed payments	$17.3	$6.5	$6.3	$4.5	$—

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2021, we had no material exposure to market risks.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2021.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 8.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2020 Form 10-K, except as noted below.

The provisions of our articles of incorporation and bylaws requiring exclusive forum in the Eighth Judicial District Court of Clark County, Nevada for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our articles of incorporation and bylaws provide that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada, will be the sole and exclusive forum for any actions, suits or proceedings, whether civil, administrative or investigative (i) brought in our name or right or on our behalf, (ii) asserting a claim for breach of any fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) arising or asserting a claim arising pursuant to any provision of Nevada Revised Statutes (“NRS”), Chapters 78 or 92A or any provision of our articles of incorporation or our bylaws, (iv) to interpret, apply, enforce or determine the validity of our articles of incorporation and bylaws or (v) asserting a claim governed by the internal affairs doctrine; provided that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. Our articles of incorporation and bylaws will further provide that, in the event that the Eighth Judicial District Court of Clark County, Nevada does not have jurisdiction over any such action, suit or proceeding, then any other state district court located in the State of Nevada will be the sole and exclusive forum therefor and in the event that no state district court in the State of Nevada has jurisdiction over any such action, suit or proceeding, then a federal court located within the State of Nevada will be the sole and exclusive forum therefor. Although we believe these provisions benefit us by providing increased consistency in the application of Nevada law in the types of lawsuits to which they apply, these provisions may have the effect of increasing the costs to bring a claim and limiting a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors and officers, which may discourage lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ articles of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our articles of incorporation and bylaws to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provisions contained in our articles of incorporation and bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

We rely on third-party platforms to make our games available to players and to collect revenue.

Our social gaming offerings operate through Apple, Google, Facebook and Amazon, which also serve as significant online distribution platforms for our games, with some of our games available on Microsoft. Substantially all of our revenue was generated by players using those platforms.

Consequently, our expansion and prospects depend on our continued relationships with these providers, and any emerging platform providers that are widely adopted by our target player base. We are subject to the standard terms and conditions that these platform providers have for application developers, which govern the promotion, distribution and operation of games and other applications on their platforms, and which the platform providers can change unilaterally on short or without notice. Version updates, such as Apple's iOS 14.5 update in April 2021 which included changes to its AppTracking Transparency policy and now requires user permission before developers can track a user across apps and websites owned by other companies or access a user’s device’s advertising identifier, may reduce the quantity and quality of data available to us. These changes could, among other things, have a detrimental impact on our ability to conduct targeted advertising on platforms, increase the cost to obtain new users and impact the return on investment of advertising spend. Additionally, our business would be harmed if:

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

Item 2. Unregistered Sales of Equity Securities

There was no stock repurchase activity during the three months ended March 31, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of SciPlay Corporation (incorporated by reference to Exhibit 3.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
3.2	Amended and Restated Bylaws of SciPlay Corporation (incorporated by reference to Exhibit 3.2 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
10.1	Amended and Restated Employment Agreement, dated as of February 5, 2021 (effective as of June 1, 2021), by and between Scientific Games Corporation and Barry Cottle.*(†)
10.2	Amendment to Employment Agreement, dated as of February 23, 2021, by and between Scientific Games Corporation and Michael Winterscheidt.*(†)
31.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(†) Filed herewith. ** Furnished herewith. *Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIPLAY CORPORATION
(Registrant)

		By:	/s/ Michael D. Cody
		Name:	Michael D. Cody
		Title:	Chief Financial Officer

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Chief Accounting Officer and Secretary
Dated:	May 10, 2021