Form 10-Q
period 2021-06-30
SciPlay Corp
filed 2021-08-09
CIK 1760717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of August 4, 2021:
Class A Common Stock: 24,444,101
Class B Common Stock: 103,547,021

SCIPLAY CORPORATION
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND SIX MONTHS ENDED JUNE 30, 2021

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
•risks and uncertainties related to the proposed acquisition of our public shares, including regarding the terms and consummation of such a transaction, whether it will yield additional value for our stockholders and whether it will adversely impact our business, financial results, results of operations, cash flows or stock price;
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
•our dependence on certain key providers; and
•U.S. and international economic and industry conditions.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$154.0	$165.6	$305.1	$283.9
Operating expenses:
Cost of revenue(1)	48.0	52.6	95.1	90.5
Sales and marketing(1)	34.1	35.1	68.8	63.3
General and administrative(1)	18.0	15.2	33.7	25.4
Research and development(1)	9.5	8.2	19.0	15.5
Depreciation and amortization	3.5	2.2	6.9	4.2
Restructuring and other	1.1	1.0	1.4	1.5
Operating income	39.8	51.3	80.2	83.5
Other (expense) income, net	(0.1)	0.6	(0.5)	1.1
Net income before income taxes	39.7	51.9	79.7	84.6
Income tax expense	1.8	3.1	3.9	4.7
Net income	37.9	48.8	75.8	79.9
Less: Net income attributable to the noncontrolling interest	32.0	42.2	64.6	68.9
Net income attributable to SciPlay	$5.9	$6.6	$11.2	$11.0

Basic and diluted net income attributable to SciPlay per share:
Basic	$0.24	$0.29	$0.47	$0.48
Diluted	$0.24	$0.27	$0.45	$0.45

Weighted average number of shares of Class A common stock used in per share calculation:
Basic shares	24.4	22.8	23.8	22.7
Diluted shares	24.7	24.2	24.9	24.2
(1) Excludes depreciation and amortization.

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$37.9	$48.8	$75.8	$79.9
Other comprehensive income:
Foreign currency translation gain (loss), net of tax	2.0	0.9	(0.6)	0.1
Total comprehensive income	39.9	49.7	75.2	80.0
Less: comprehensive income attributable to the noncontrolling interest	33.7	42.9	64.1	69.0
Comprehensive income attributable to SciPlay	$6.2	$6.8	$11.1	$11.0

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$300.8	$268.9
Accounts receivable, net	51.1	36.6
Prepaid expenses and other current assets	13.7	5.9
Total current assets	365.6	311.4
Property and equipment, net	4.0	4.4
Operating lease right-of-use assets	7.6	8.5
Goodwill	129.3	129.8
Intangible assets and software, net	44.8	30.3
Deferred income taxes	78.8	82.5
Other assets	1.8	1.9
Total assets	$631.9	$568.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18.9	$23.2
Accrued liabilities	30.3	22.9
Due to affiliate	4.3	5.5
Total current liabilities	53.5	51.6
Operating lease liabilities	6.4	7.5
Liabilities under TRA	68.5	68.5
Other long-term liabilities	14.6	5.7
Total liabilities	143.0	133.3
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 625.0 shares authorized, 24.4 and 22.8 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, par value $0.001 per share, 130.0 shares authorized, 103.5 and 103.5 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	0.1	0.1
Additional paid-in capital	44.9	46.1
Retained earnings	44.1	32.9
Accumulated other comprehensive income	0.8	0.9
Total SciPlay stockholders’ equity	89.9	80.0
Noncontrolling interest	399.0	355.5
Total stockholders’ equity	488.9	435.5
Total liabilities and stockholders’ equity	$631.9	$568.8

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
December 31, 2020	22.8	$—	103.5	$0.1	$46.1	$32.9	$0.9	$355.5	$435.5
Net income	—	—	—	—	—	5.3	—	32.6	37.9
Stock-based compensation	—	—	—	—	0.4	—	—	1.4	1.8
Vesting of RSUs, net of tax withholdings	1.6	—	—	—	(2.3)	—	—	(10.0)	(12.3)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	(0.3)	(0.3)
Currency translation	—	—	—	—	—	—	(0.4)	(2.2)	(2.6)
March 31, 2021	24.4	$—	103.5	$0.1	$44.2	$38.2	$0.5	$377.0	$460.0
Net income	—	—	—	—	—	5.9	—	32.0	37.9
Stock-based compensation	—	—	—	—	0.7	—	—	2.1	2.8
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	(13.8)	(13.8)
Currency translation	—	—	—	—	—	—	0.3	1.7	2.0
June 30, 2021	24.4	$—	103.5	$0.1	$44.9	$44.1	$0.8	$399.0	$488.9

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
December 31, 2019	22.7	$—	103.5	$0.1	$41.7	$12.0	$0.3	$223.4	$277.5
Net income	—	—	—	—	—	4.4	—	26.7	31.1
Stock-based compensation	—	—	—	—	0.2	—	—	(0.1)	0.1
Currency translation	—	—	—	—	—	—	(0.2)	(0.6)	(0.8)
March 31, 2020	22.7	$—	103.5	$0.1	$41.9	$16.4	$0.1	$249.4	$307.9
Net Income	—	$—	—	$—	$—	$6.6	$—	$42.2	48.8
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	(11.6)	(11.6)
Stock-based compensation	—	—	—	—	1.0	—	—	4.1	5.1
Vesting of RSUs, net of tax withholdings	0.1	—	—	—	—	—	—	—	—
Currency translation	—	—	—	—	—	—	0.2	0.7	0.9
June 30, 2020	22.8	—	103.5	0.1	42.9	23.0	0.3	284.8	351.1

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by operating activities	$68.3	$75.5
Cash flows from investing activities:
Capital expenditures	(7.1)	(3.2)
Acquisition of business, net of cash acquired	—	(12.6)
Net cash used in investing activities	(7.1)	(15.8)
Cash flows from financing activities:
Payments under tax receivable agreement	—	(2.5)
Payments on license obligations	(1.8)	—
Payments of contingent consideration	(1.0)	—
Distributions to Scientific Games and affiliates, net	(14.1)	(11.6)
Taxes paid related to net share settlement of equity awards	(12.3)	—
Net cash used in financing activities	(29.2)	(14.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(0.1)
Increase in cash, cash equivalents and restricted cash	31.9	45.5
Cash, cash equivalents and restricted cash, beginning of period	268.9	110.6
Cash, cash equivalents and restricted cash, end of period	$300.8	$156.1

Supplemental cash flow information:
Cash paid for income taxes	$4.1	$1.5
Cash paid for contingent consideration included in operating activities	—	4.0
Supplemental non-cash transactions:
Non-cash additions to intangible assets related to license agreements	$14.0	$—

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

On July 15, 2021, Scientific Games submitted a proposal to our board of directors to acquire all the outstanding equity interest in SciPlay not already owned by Scientific Games (approximately 19%). The offer to all SciPlay shareholders (other than Scientific Games and it’s subsidiaries) is the receipt of 0.250 shares of Scientific Games common stock for each share of SciPlay Class A common stock. The transaction is subject to the negotiation and execution of a mutually acceptable merger agreement with a special committee of our board of directors, and we cannot guarantee that the proposal will result in a merger or any other transactions.

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

In the opinion of management, we have made all adjustments necessary to present fairly our consolidated statements of income, consolidated statements of comprehensive income, condensed consolidated balance sheets, consolidated statements of changes in stockholders’ equity and condensed consolidated statements of cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related Notes included in our 2020 Form 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

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
The following reflects amortization expense related to these licenses and recorded in depreciation and amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Amortization expense	$1.1	$0.2	$2.3	$0.4

The following are our total minimum guaranteed obligations for the periods presented:

	As of
	June 30,	December 31,
	2021	2020
Current liabilities	$5.0	$2.6
Other long-term liabilities	10.0	0.3
Total minimum guarantee obligation	$15.0	$2.9
Weighted average remaining term (in years)	3.7	2.4

Revolving Credit Facility
On May 27, 2021, SciPlay Holding Company, LLC (“SciPlay Holding”), a wholly-owned indirect subsidiary of SciPlay Corporation (the “Company”), entered into Amendment No. 1 to that certain $150.0 million revolving credit agreement, dated as of May 7, 2019 (the “Revolver”), by and among SciPlay Holding, SciPlay Parent Company, LLC, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent and issuing lender (such amendment, “Amendment No. 1”).
Amendment No. 1 amended, among other things, certain negative covenants in the Revolver to permit SciPlay Holding to merge or consolidate with and into its direct subsidiary, Phantom EFX, LLC, which was renamed SciPlay Games, LLC (“SciPlay Games”) immediately following such merger. Substantially simultaneously with the merger, SciPlay Games expressly assumed all obligations of SciPlay Holding as the successor borrower under the Revolver.
The Revolver was undrawn as of June 30, 2021. We were in compliance with the financial covenants under the Revolver as of June 30, 2021.
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
The following table presents our revenue disaggregated by type of platform:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Mobile	$135.9	$144.3	$268.7	$245.5
Web and other	18.1	21.3	36.4	38.4
Total revenue	$154.0	$165.6	$305.1	$283.9
The following table presents our revenue disaggregated based on the geographical location of our players:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
North America(1)	$140.8	$152.6	$279.3	$260.6
International	13.2	13.0	25.8	23.3
Total revenue	$154.0	$165.6	$305.1	$283.9
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

The following table summarizes our opening and closing balances in contract assets, contract liabilities and accounts receivable:

	Accounts Receivable	Contract Assets(1)	Contract Liabilities(2)
Beginning of period balance	$36.6	$0.2	$0.6
Balance as of June 30, 2021	51.1	0.1	0.5
(1) Contract assets are included within Prepaid expenses and other current assets in our consolidated balance sheets.
(2) Contract liabilities are included within Accrued liabilities in our consolidated balance sheets.

During the six months ended June 30, 2021 and 2020, we recognized $0.6 million and $0.5 million, respectively, of revenue that was included in the opening contract liability balance. Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.
Concentration of Credit Risk
Our revenue and accounts receivable are generated via certain platform providers, which subject us to a concentration of credit risk. The following tables summarize the percentage of revenues and accounts receivable generated via our platform providers in excess of 10% of our total revenues and total accounts receivable:

	Revenue Concentration
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Apple	46.7%	45.5%	46.7%	45.7%
Google	37.2%	38.4%	37.2%	37.5%
Facebook	12.5%	12.8%	12.3%	13.5%

	Accounts Receivable Concentration as of
	June 30,	December 31,
	2021	2020
Apple	64.1%	49.2%
Google	24.6%	35.4%
Facebook	8.6%	11.5%

(2) Intangible Assets and Software, net and Goodwill
The following table presents certain information regarding our intangible assets and software:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of June 30, 2021
Intellectual property	$41.9	$(37.8)	$4.1
Customer relationships	30.5	(20.9)	9.6
Software	26.5	(15.4)	11.1
Licenses	23.7	(5.8)	17.9
Brand names	6.0	(3.9)	2.1
Total intangible assets and software	$128.6	$(83.8)	$44.8

Balance as of December 31, 2020
Intellectual property	$42.2	$(37.2)	$5.0
Customer relationships	30.5	(19.8)	10.7
Software	21.9	(13.8)	8.1
Licenses	7.7	(3.5)	4.2
Brand names	6.1	(3.8)	2.3
Total intangible assets and software	$108.4	$(78.1)	$30.3
The following reflects amortization expense related to intangible assets and software included within depreciation and amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021		2020
Amortization expense	$3.0	$1.8	$6.0	0	$3.5
The table below reconciles the changes in the carrying value of goodwill for the period from December 31, 2020 to June 30, 2021.

Total
Balance as of December 31, 2020	$129.8
Foreign currency adjustments	(0.5)
Balance as of June 30, 2021	$129.3
(3) Leases
Our operating leases primarily consist of real estate leases such as offices. Our leases have remaining terms of approximately 4 years. We do not have any finance leases. Our total variable and short term lease payments and operating lease expenses were immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	June 30,	December 31,
	2021	2020
Operating lease right-of-use assets	$7.6	$8.5
Accrued liabilities	2.1	2.0
Operating lease liabilities	6.4	7.5
Total operating lease liabilities	$8.5	$9.5

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases for the six months ended June 30, 2021 and 2020, respectively	$1.2	$1.2
Weighted average remaining lease term, years	3.8	4.3
Weighted average discount rate	5.0%	5.0%

Lease liability maturities:

Operating Leases
Remainder of 2021	$1.3
2022	2.5
2023	2.5
2024	2.4
2025	0.7
Thereafter	—
Less: Imputed Interest	(0.9)
Total	$8.5
As of June 30, 2021, we did not have material additional operating leases that have not yet commenced.

(4) Income Taxes
We hold an economic interest of 19.1% in SciPlay Parent LLC subsequent to the IPO. The 80.9% economic interest that we do not own represents a noncontrolling interest for financial reporting purposes. SciPlay Parent LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, SciPlay Parent LLC is not subject to income tax in most jurisdictions, and SciPlay Parent LLC’s members, of which we are one, are liable for income taxes based on their allocable share of SciPlay Parent LLC’s taxable income. The effective income tax rates for the three and six months ended June 30, 2021 were 4.5% and 4.9%, respectively, and 6.0% and 5.6% for the three and six months ended June 30, 2020. The effective income tax rates were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Our effective tax rate differs from the statutory rate of 21% primarily because we generally do not record income taxes for the noncontrolling interest portion of U.S. pre-tax income.

TRA

During the six months ended June 30, 2020, payments totaling $2.5 million were made to Scientific Games pursuant to the TRA. As of June 30, 2021 and December 31, 2020, the total TRA liability was $72.5 million, of which $4.0 million was included in Accrued liabilities.

(5) Related Party Transactions
The following is the summary of expenses paid to Scientific Games and settled in cash:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020	Financial Statement Line Item
Royalties to Scientific Games for third-party IP	$0.7	$2.0	$1.4	$3.7	Cost of revenue
Parent services	1.6	1.0	3.2	2.4	General and administrative
TRA payments (see Note 4)(1)	—	2.5	—	2.5	Accrued liabilities
Distributions to Scientific Games and affiliates, net(1)	13.8	11.6	14.1	11.6	Noncontrolling interest

(1) Under the terms of the Operating Agreement, SciPlay Corporation relies on distributions from SciPlay Parent LLC to pay its obligations under the TRA and any other tax obligations. All distributions must be on a pari-passu basis, thus initiating a pro-rata distribution to Parent and affiliates.

The following is the summary of balances due to affiliates:

	June 30, 2021	December 31, 2020
Royalties to Scientific Games for third-party IP	$1.4	$2.5
Parent services	0.7	0.8
Reimbursable expenses to Scientific Games and its subsidiaries	2.2	2.2
	$4.3	$5.5
Parent Equity Awards
See Note 6 for disclosures related to Parent’s equity awards.

(6) Stockholders’ Equity and Noncontrolling Interest

Noncontrolling Interest

We are a holding company, and our sole material assets are SciPlay Parent LLC Interests (“LLC Interests”) that we purchased from SciPlay Parent LLC and SG Social Holding Company I, LLC, representing an aggregate 19.1% economic interest in SciPlay Parent LLC. The remaining 80.9% economic interest in SciPlay Parent LLC is owned indirectly by SGC, through the ownership of LLC Interests by the indirect wholly-owned subsidiaries of SGC, the SG Members.

Stock-Based Compensation

The following table summarizes stock-based compensation expense that is included in general and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
SciPlay awards	$3.4	$5.0	$5.1	$4.9
Parent awards	0.1	0.1	0.2	0.3
Total	$3.5	$5.1	$5.3	$5.2

As of June 30, 2021, we had $15.8 million in unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average expected vesting period of 1.4 years, of which $9.4 million relates to performance-based restricted stock units.

(7) Earnings per Share

The table below sets forth a calculation of basic earnings per share ("EPS") based on net income attributable to SciPlay divided by the basic weighted average number of Class A common stock outstanding during the period. Diluted EPS of Class A common stock is computed by dividing net income attributable to SciPlay by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to all potentially dilutive securities, using the treasury stock method. No material number of restricted stock units was excluded from the calculation of diluted weighted-average common shares outstanding for the three and six month periods ended June 30, 2021 and 2020.

We excluded Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have economic interest in us, and, therefore, a separate presentation of EPS of Class B common stock under the two-class method has not been presented.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net income	$37.9	$48.8	$75.8	$79.9
Less: net income attributable to the noncontrolling interest	32.0	42.2	64.6	68.9
Net income attributable to SciPlay	$5.9	$6.6	$11.2	$11.0
Denominator:
Weighted average shares of Class A common stock for basic EPS	24.4	22.8	23.8	22.7
Effect of dilutive securities:
Stock-based compensation grants	0.3	1.4	1.1	1.5
Weighted average shares of Class A common stock for diluted EPS	24.7	24.2	24.9	24.2
Basic and diluted net income attributable to SciPlay per share:
Basic	$0.24	$0.29	$0.47	$0.48
Diluted	$0.24	$0.27	$0.45	$0.45

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

Based on our assessment under ASC 410 and ASC 450 and consideration of the two SciPlay IPO matters above, we determined that both loss and insurance proceeds loss recovery, which we believe is recoverable under our insurance policy, are deemed probable and reasonably estimable. As a result, we recorded approximately $8.3 million in Accrued liabilities and $8.0 million in Prepaid expenses and other current assets as of June 30, 2021, with no material impact on our statement of income for the three and six month period ended June 30, 2021.

(9) Subsequent Events

Acquisition of Koukoi Games Oy (“Koukoi”)

On July 2, 2021, we acquired privately held Koukoi, a Finland-based developer and operator of casual mobile games for $5.3 million cash consideration, net of cash acquired. The acquisition allows us to expand our casual games portfolio. We are in the process of completing the preliminary purchase price accounting and expect that a substantial portion of the purchase price will be allocated to acquired intellectual property.

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

As described in Note 1, on July 15, 2021, Scientific Games submitted a proposal to our board of directors to acquire the approximately 19% remaining equity interest in SciPlay not already owned by them.

Recent Events

In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world are implementing measures to prevent its spread, including the temporary closure of all non-essential businesses and travel restrictions. Many of our current and potential players may have significantly more free time to play our games, however they may also experience sustained consumer unease and have lower discretionary income. While the increased player engagement we experienced during the first half of 2020 as a result of the stay-at-home measures across the U.S. have begun to recede, we are still seeing an increase in paying player engagement as compared to the pre-COVID time period. We are not able to predict and quantify the ultimate impact of further COVID-19 developments on our results of operations in future periods.

On July 2, 2021, we acquired privately held Koukoi, a Finland-based developer and operator of casual mobile games which allows us to expand our casual games portfolio. See Note 9.

RESULTS OF OPERATIONS

Summary of Results of Operations

	Three Months Ended					Six Months Ended
	June 30,		Variance			June 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020			2021	2020	2021 vs. 2020
Revenue	$154.0	$165.6	$(11.6)		(7)%	$305.1	$283.9	$21.2		7%
Operating expenses	114.2	114.3	(0.1)		—%	224.9	200.4	24.5		12%
Operating income	39.8	51.3	(11.5)		(22)%	80.2	83.5	(3.3)		(4)%
Net income	37.9	48.8	(10.9)		(22)%	75.8	79.9	(4.1)		(5)%
Net income attributable to SciPlay	5.9	6.6	(0.7)		(11)%	11.2	11.0	0.2		2%
AEBITDA	$47.9	$59.6	$(11.7)		(20)%	$93.8	$94.4	$(0.6)		(1)%
Net income margin	24.6%	29.5%	(4.9)	pp	nm	24.8%	28.1%	(3.3)	pp	nm
AEBITDA margin	31.1%	36.0%	(4.9)	pp	nm	30.7%	33.3%	(2.6)	pp	nm
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

The following table reconciles Net income attributable to SciPlay to AEBITDA and AEBITDA margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions, except percentages)	2021	2020	2021	2020
Net income attributable to SciPlay	$5.9	$6.6	$11.2	$11.0
Net income attributable to noncontrolling interest	32.0	42.2	64.6	68.9
Net income	37.9	48.8	75.8	79.9
Restructuring and other	1.1	1.0	1.4	1.5
Depreciation and amortization	3.5	2.2	6.9	4.2
Income tax expense	1.8	3.1	3.9	4.7
Stock-based compensation	3.5	5.1	5.3	5.2
Other expense (income), net	0.1	(0.6)	0.5	(1.1)
AEBITDA	$47.9	$59.6	$93.8	$94.4
Revenue	$154.0	$165.6	$305.1	$283.9
Net income margin (Net income/Revenue)	24.6%	29.5%	24.8%	28.1%
AEBITDA margin (AEBITDA/Revenue)	31.1%	36.0%	30.7%	33.3%

Revenue, Key Performance Indicators and Other Metrics

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Mobile	$135.9	$144.3	$(8.4)	(6)%	$268.7	$245.5	$23.2	9%
Web and other	18.1	21.3	(3.2)	(15)%	36.4	38.4	(2)	(5)%
Total revenue	$154.0	$165.6	$(11.6)	(7)%	$305.1	$283.9	$21.2	7%

Revenue information by geography is summarized as follows:

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
North America(1)	$140.8	$152.6	$(11.8)	(8)%	$279.3	$260.6	$18.7	7%
International	13.2	13.0	0.2	2%	25.8	23.3	2.5	11%
Total revenue	$154.0	$165.6	$(11.6)	(7)%	$305.1	$283.9	$21.2	7%
(1) North America revenue includes revenue derived from the U.S., Canada and Mexico.

Revenue

For the three months ended June 30, 2021, revenues decreased as a result of declining paying player engagement, as evidenced by AMRPPU, largely due to the easing of stay-at-home measures compared to the height of COVID prevention measures in the prior year.

For the six months ended June 30, 2021, revenues increased due to elevated player engagement from continued COVID prevention measures during the first quarter 2021 compared to limited COVID-prevention measures for most of the first quarter 2020 in addition to the introduction of new content and features resulting in increased paying player interaction.

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

(in millions, except ARPDAU, AMRPPU, and percentages)	Three Months Ended					Six Months Ended
	June 30,		Variance			June 30,		Variance
	2021	2020	2021 vs. 2020			2021	2020	2021 vs. 2020
Mobile Penetration	88%	87%	1.0	pp	nm	88%	86%	2.0	pp	nm
Average MAU	6.3	8.1	(1.8)		(22.2)%	6.5	7.8	(1.3)		(16.7)%
Average DAU	2.3	2.7	(0.4)		(14.8)%	2.4	2.7	(0.3)		(11.1)%
ARPDAU	$0.72	$0.67	$0.05		7.5%	$0.70	$0.58	$0.12		20.7%
Average MPUs	0.5	0.5	—		—%	0.5	0.5	—		—%
AMRPPU	$96.29	$101.13	$(4.84)		(4.8)%	$94.55	$92.36	$2.19		2.4%
Payer conversion rate	8.5%	6.8%	1.7	pp	nm	8.3%	6.5%	1.8	pp	nm
pp = percentage points. nm = not meaningful.

The increase in mobile penetration percentage for both comparable periods primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.

Average MAU and average DAU for both comparable periods decreased due to the turnover in users due to more efficient marketing towards potential paying players. ARPDAU increased as a function of lower average DAU for periods presented.

For the three months ended June 30, 2021, AMRPPU decreased with consistent average MPU as payer engagement decreased as a result of the easing of stay-at-home measures compared to the height of COVID prevention measures in the prior year. For the six months ended June 30, 2021, AMRPPU increased with consistent average MPU due to elevated player engagement from continued COVID prevention measures during the first quarter 2021 compared to limited COVID-prevention measures for most of the first quarter 2020 in addition to the introduction of new content and features resulting in increased paying player interaction.

Payer conversion rates have increased seven consecutive quarters due to the increased interaction with the games by our players as a result of the introduction of new content and features into our games.

Operating Expenses

	Three Months Ended
	June 30,		Variance		Percentage of Revenue
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020 Change
Operating expenses:
Cost of revenue(1)	$48.0	$52.6	$(4.6)	(9)%	31.2%	31.8%	(0.6)	pp
Sales and marketing(1)	34.1	35.1	(1.0)	(3)%	22.1%	21.2%	0.9	pp
General and administrative(1)	18.0	15.2	2.8	18%	11.7%	9.2%	2.5	pp
Research and development(1)	9.5	8.2	1.3	16%	6.2%	5.0%	1.2	pp
Depreciation and amortization	3.5	2.2	1.3	59%	2.3%	1.3%	1.0	pp
Restructuring and other	1.1	1.0	0.1	10%	0.7%	0.6%	0.1	pp
Total operating expenses	$114.2	$114.3	$(0.1)	—%

(1) Excludes depreciation and amortization. pp = percentage points.

	Six Months Ended
	June 30,		Variance		Percentage of Revenue
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020 Change
Operating expenses:
Cost of revenue(1)	$95.1	$90.5	$4.6	5%	31.2%	31.9%	(0.7)	pp
Sales and marketing(1)	68.8	63.3	5.5	9%	22.5%	22.3%	0.2	pp
General and administrative(1)	33.7	25.4	8.3	33%	11.0%	8.9%	2.1	pp
Research and development(1)	19.0	15.5	3.5	23%	6.2%	5.5%	0.7	pp
Depreciation and amortization	6.9	4.2	2.7	64%	2.3%	1.5%	0.8	pp
Restructuring and other	1.4	1.5	(0.1)	(7)%	0.5%	0.5%	—	pp
Total operating expenses	$224.9	$200.4	$24.5	12%

(1) Excludes depreciation and amortization. pp = percentage points.

Cost of revenue

For the three and six months ended June 30, 2021, cost of revenue as a percentage of revenue decreased primarily due to $1.3 million and $2.3 million decrease in royalties for third-party IP, respectively.

Sales and marketing

For the three months ended June 30, 2021, sales and marketing expense decreased primarily due to a $1.4 million decrease in user acquisition spend as a result of higher per user acquisition cost, which was partially offset by higher salaries and benefits. Sales and marketing expense as a percentage of revenue increased primarily due to a decrease in revenue related to the easing of stay-at-home orders.

General and administrative

For the three months ended June 30, 2021, general and administrative expenses increased primarily due to a $2.0 million increase in professional legal service fees, $1.0 million increase in salaries and benefits due to a 16% increase in headcount, and which was partially offset by $1.6 million decrease in stock-based incentive compensation.

For the six months ended June 30, 2021, general and administrative expenses increased primarily due to a $3.6 million increase in salaries and benefits due to a 22% increase in headcount and a $2.9 million increase in professional legal service fees.

Research and development

For the three and six months ended June 30, 2021, research and development expenses increased primarily as a result of an increase in salary and benefit costs of $1.1 million and $2.9 million, respectively, that resulted from a 7% and 8% increase in headcount for the same respective periods.

Depreciation and amortization

For both comparable periods, depreciation and amortization increased due to additional long-term license agreements with third parties (see Note 1).

Net income and AEBITDA

For the three months ended June 30, 2021, net income and AEBITDA decreased primarily due to a decrease in revenue related to the easing of stay-at-home orders which resulted in a decrease of 4.9 percentage points for both Net income margin and AEBITDA margin.

For the six months ended June 30, 2021, net income and AEBITDA decreased primarily due to an increase in operating expenses as described above, which was partially offset by increase in revenue. Net income margin and AEBITDA margin decreased by 3.3 percentage points and 2.6 percentage points, respectively, primarily due to increase in general and administrative expenses as described above.

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

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Introduction
SciPlay is a holding company, with no material assets other than its ownership of LLC Interests, no operating activities on its own and no independent means of generating revenue or cash flow. Operations are carried out by SciPlay Parent LLC and its subsidiaries, and we depend on distributions from SciPlay Parent LLC to pay our taxes and expenses. SciPlay Parent LLC’s ability to make distributions to us is restricted by the terms of the Revolver (as defined below) by and among SciPlay Games, LLC, as the successor borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, and may be restricted by any future credit agreement we or our subsidiaries enter into, any future debt or preferred equity securities we or our subsidiaries issue, other contractual restrictions or applicable Nevada law.

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

Revolving Credit Facility
For a description of the Revolver, see “Liquidity, Capital Resources and Working Capital” in our 2020 Form 10-K. There have been no material changes related to the Revolver disclosed in our 2020 Form 10-K except as described below.

On May 27, 2021, SciPlay Holding Company, LLC (“SciPlay Holding”), a wholly-owned indirect subsidiary of SciPlay Corporation (the “Company”), entered into Amendment No. 1 to that certain $150.0 million revolving credit agreement, dated as of May 7, 2019 (the “Revolver”), by and among SciPlay Holding, SciPlay Parent Company, LLC, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent and issuing lender (such amendment, “Amendment No. 1”).

Amendment No. 1 amended, among other things, certain negative covenants in the Revolver to permit SciPlay Holding to merge or consolidate with and into its direct subsidiary, Phantom EFX, LLC, which was renamed SciPlay Games, LLC (“SciPlay Games”) immediately following such merger. Substantially simultaneously with the merger, SciPlay Games expressly assumed all obligations of SciPlay Holding as the successor borrower under the Revolver.

The Revolver was undrawn as of June 30, 2021. We were in compliance with the financial covenants under the Revolver as of June 30, 2021. See Note 1.

Changes in Cash Flows
The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
($ in millions)	2021	2020
Net cash provided by operating activities	$68.3	$75.5
Net cash used in investing activities	(7.1)	(15.8)
Net cash used in financing activities	(29.2)	(14.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(0.1)
Increase in cash, cash equivalents and restricted cash	$31.9	$45.5
Net cash provided by operating activities decreased primarily due to lower earnings, coupled with a negative impact of working capital changes primarily driven by timing of payments on accrued liabilities and payables, which was partially offset by a $4.0 million decrease in payments related to contingent acquisition consideration.
Net cash used in investing activities decreased primarily due to a $12.6 million decrease in acquisition activity, which was partially offset by a $3.9 million increase in capital expenditures.
Net cash used in financing activities increased primarily due to $12.3 million for taxes paid related to net share settlement of equity awards and $1.8 million in payments made for license obligations.

Off Balance Sheet Obligations

As of June 30, 2021, we did not have any significant off-balance sheet arrangements.

Contractual Obligations
There have been no material changes to our contractual obligations disclosed in our 2020 Form 10-K, except as noted below.

	Cash Payments Due In
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
License royalty minimum guaranteed payments	$15.0	$5.0	$9.2	$0.8	$—

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2021, we had no material exposure to market risks.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2021.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 8.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2020 Form 10-K, except as noted below.

Scientific Games’ proposed acquisition of our public shares not owned by Scientific Games (the “Proposed SciPlay Acquisition”) subjects us to a number of risks and uncertainties, including regarding the terms and consummation of such a transaction, whether it will yield additional value for our stockholders and whether it will adversely impact our business, financial results, results of operations, cash flows or stock price.

On July 15, 2021, Scientific Games submitted a proposal to our board of directors to acquire the remaining 19% equity interest in SciPlay Corporation that Scientific Games does not currently own in an all-stock transaction, following which we would become a wholly-owned subsidiary of Scientific Games. The transaction is subject to the negotiation and execution of a mutually acceptable merger agreement with a special committee of our board of directors, and we cannot guarantee that the proposal will result in a merger or any other transaction. Speculation regarding any developments related to the Proposed SciPlay Acquisition and perceived uncertainties related to the future of SciPlay or our Parent could cause our stock price to fluctuate significantly.

The Proposed SciPlay Acquisition exposes us to a number of risks and uncertainties, including that the terms of any definitive agreement with respect to the proposed transaction could be materially different from those described; diversion of management’s time to the processes associated with evaluating and consummating the proposed transaction; the incurrence of significant expenses associated with the review and pursuit of the proposed transaction; increased difficulties in attracting, retaining or motivating key management personnel; the potential loss of key customers, suppliers, vendors and other key business partners; the inability to obtain necessary regulatory approvals or otherwise satisfy conditions required in order to consummate the proposed transaction; and exposure to potential litigation. Any of these factors could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price.

There can be no assurance that this proposal, if evaluated and consummated, will provide greater value to our stockholders than that reflected in our current stock price. Further, Scientific Games’ board of directors may determine to suspend or terminate the exploration of the Proposed SciPlay Acquisition at any time. The Proposed SciPlay Acquisition is also dependent upon a number of factors that may be beyond our control, including among other factors, market conditions (including the impact of the COVID-19 pandemic), industry trends, regulatory developments and litigation.

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

There was no stock repurchase activity during the three months ended June 30, 2021.

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
10.1
Amended and Restated Employment Agreement, dated as of February 5, 2021 (effective as of June 1, 2021), by and between Scientific Games Corporation and Barry Cottle (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on May 10, 2021).*

10.2	Amendment to Employment Agreement, dated as of April 27, 2021, by and between Scientific Games Corporation and Michael Winterscheidt.*(†)
10.3
Amendment No. 1, dated as of May 27, 2021, among SciPlay Holding Company, LLC, as the borrower, SciPlay Parent Company, LLC, the several lenders from time to time parties thereto and Bank of America, N.A., as administrative agent, collateral agent and issuing lender, which amended the Credit Agreement, dated as of May 7, 2019 (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 27, 2021).

10.4
Amended and Restated SciPlay Corporation Long-Term Incentive Plan (Amended and Restated as of June 9, 2021) (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Current Report on Form 8-K filed on June 11, 2021).*

31.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)
31.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)
32.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(†) Filed herewith. ** Furnished herewith. *Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIPLAY CORPORATION
(Registrant)

		By:	/s/ Michael D. Cody
		Name:	Michael D. Cody
		Title:	Chief Financial Officer

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Chief Accounting Officer and Secretary
Dated:	August 9, 2021