Form 10-Q
period 2021-09-30
SciPlay Corp
filed 2021-11-09
CIK 1760717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of November 4, 2021:
Class A Common Stock: 24,536,681
Class B Common Stock: 103,547,021

SCIPLAY CORPORATION
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$146.6	$151.2	$451.7	$435.1
Operating expenses:
Cost of revenue(1)	46.2	48.0	141.3	138.5
Sales and marketing(1)	32.9	33.7	101.7	97.0
General and administrative(1)	13.1	21.3	46.8	46.7
Research and development(1)	9.8	8.8	28.8	24.3
Depreciation and amortization	4.4	2.7	11.3	6.9
Restructuring and other	1.7	0.2	3.1	1.7
Operating income	38.5	36.5	118.7	120.0
Other income (expense), net	0.1	(0.2)	(0.4)	0.9
Net income before income taxes	38.6	36.3	118.3	120.9
Income tax expense	1.6	1.2	5.5	5.9
Net income	37.0	35.1	112.8	115.0
Less: Net income attributable to the noncontrolling interest	31.1	29.6	95.7	98.5
Net income attributable to SciPlay	$5.9	$5.5	$17.1	$16.5

Basic and diluted net income attributable to SciPlay per share:
Basic	$0.24	$0.24	$0.71	$0.72
Diluted	$0.24	$0.23	$0.69	$0.69

Weighted average number of shares of Class A common stock used in per share calculation:
Basic shares	24.5	22.8	24.0	22.8
Diluted shares	24.8	24.1	24.9	24.0
(1) Excludes depreciation and amortization.

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$37.0	$35.1	$112.8	$115.0
Other comprehensive income:
Foreign currency translation gain (loss), net of tax	1.9	(0.3)	1.3	(0.2)
Total comprehensive income	38.9	34.8	114.1	114.8
Less: comprehensive income attributable to the noncontrolling interest	32.7	29.4	96.8	98.4
Comprehensive income attributable to SciPlay	$6.2	$5.4	$17.3	$16.4

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$330.8	$268.9
Accounts receivable, net	35.6	36.6
Prepaid expenses and other current assets	17.1	5.9
Total current assets	383.5	311.4
Property and equipment, net	3.7	4.4
Operating lease right-of-use assets	7.2	8.5
Goodwill	130.2	129.8
Intangible assets and software, net	52.6	30.3
Deferred income taxes	77.3	82.5
Other assets	1.8	1.9
Total assets	$656.3	$568.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21.5	$23.2
Accrued liabilities	33.2	22.9
Due to affiliate	2.3	5.5
Total current liabilities	57.0	51.6
Operating lease liabilities	5.9	7.5
Liabilities under TRA	64.3	68.5
Other long-term liabilities	17.8	5.7
Total liabilities	145.0	133.3
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 625.0 shares authorized, 24.5 and 22.8 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, par value $0.001 per share, 130.0 shares authorized, 103.5 and 103.5 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	0.1	0.1
Additional paid-in capital	44.9	46.1
Retained earnings	50.0	32.9
Accumulated other comprehensive income	1.1	0.9
Total SciPlay stockholders’ equity	96.1	80.0
Noncontrolling interest	415.2	355.5
Total stockholders’ equity	511.3	435.5
Total liabilities and stockholders’ equity	$656.3	$568.8

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
December 31, 2020	22.8	$—	103.5	$0.1	$46.1	$32.9	$0.9	$355.5	$435.5
Net income	—	—	—	—	—	5.3	—	32.6	37.9
Stock-based compensation	—	—	—	—	0.4	—	—	1.4	1.8
Vesting of RSUs, net of tax withholdings	1.6	—	—	—	(2.3)	—	—	(10.0)	(12.3)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	(0.3)	(0.3)
Currency translation	—	—	—	—	—	—	(0.4)	(2.2)	(2.6)
March 31, 2021	24.4	$—	103.5	$0.1	$44.2	$38.2	$0.5	$377.0	$460.0
Net income	—	—	—	—	—	5.9	—	32.0	37.9
Stock-based compensation	—	—	—	—	0.7	—	—	2.1	2.8
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	(13.8)	(13.8)
Currency translation	—	—	—	—	—	—	0.3	1.7	2.0
June 30, 2021	24.4	$—	103.5	$0.1	$44.9	$44.1	$0.8	$399.0	$488.9
Net income	—	—	—	—	—	5.9	—	31.1	37.0
Stock-based compensation	—	—	—	—	0.1	—	—	—	0.1
Vesting of RSUs, net of tax withholdings and other	0.1	—	—	—	(0.1)	—	—	(0.5)	(0.6)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	(16.0)	(16.0)
Currency translation	—	—	—	—	—	—	0.3	1.6	1.9
September 30, 2021	24.5	$—	103.5	$0.1	$44.9	$50.0	$1.1	$415.2	$511.3

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
December 31, 2019	22.7	$—	103.5	$0.1	$41.7	$12.0	$0.3	$223.4	$277.5
Net income	—	—	—	—	—	4.4	—	26.7	31.1
Stock-based compensation	—	—	—	—	0.2	—	—	(0.1)	0.1
Currency translation	—	—	—	—	—	—	(0.2)	(0.6)	(0.8)
March 31, 2020	22.7	$—	103.5	$0.1	$41.9	$16.4	$0.1	$249.4	$307.9
Net income	—	—	—	—	—	6.6	—	42.2	48.8
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	(11.6)	(11.6)
Stock-based compensation	—	—	—	—	1.0	—	—	4.1	5.1
Vesting of RSUs, net of tax withholdings	0.1	—	—	—	—	—	—	—	—
Currency translation	—	—	—	—	—	—	0.2	0.7	0.9
June 30, 2020	22.8	$—	103.5	$0.1	$42.9	$23.0	$0.3	$284.8	$351.1
Net income	—	—	—	—	—	5.5	—	29.6	35.1
Stock-based compensation	—	—	—	—	1.9	—	—	8.0	9.9
Vesting of RSUs, net of tax withholdings	—	—	—	—	(0.1)	—	—	(0.2)	(0.3)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	(0.2)	(0.2)
Currency translation	—	—	—	—	—	—	(0.1)	(0.2)	(0.3)
September 30, 2020	22.8	$—	103.5	$0.1	$44.7	$28.5	$0.2	$321.8	$395.3

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$126.3	$131.9
Cash flows from investing activities:
Capital expenditures	(8.0)	(5.0)
Acquisition of business, net of cash acquired	(5.7)	(12.6)
Net cash used in investing activities	(13.7)	(17.6)
Cash flows from financing activities:
Payments under tax receivable agreement	(3.8)	(2.5)
Payments on license obligations	(2.6)	—
Payments of contingent consideration	(1.0)	—
Distributions to Scientific Games and affiliates, net	(30.1)	(11.8)
Taxes paid related to net share settlement of equity awards and other	(13.2)	(0.3)
Net cash used in financing activities	(50.7)	(14.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Increase in cash, cash equivalents and restricted cash	61.9	99.7
Cash, cash equivalents and restricted cash, beginning of period	268.9	110.6
Cash, cash equivalents and restricted cash, end of period	$330.8	$210.3

Supplemental cash flow information:
Cash paid for income taxes	$4.5	$1.5
Cash paid for contingent consideration included in operating activities	—	4.0
Supplemental non-cash transactions:
Non-cash additions to intangible assets related to license agreements	$16.8	$1.1

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

On July 15, 2021, Scientific Games submitted a proposal to our board of directors to acquire all the outstanding equity interest in SciPlay not already owned by Scientific Games (approximately 19%). The offer to all SciPlay shareholders (other than Scientific Games and its subsidiaries) is the receipt of 0.250 shares of Scientific Games common stock for each share of SciPlay Class A common stock. The transaction is subject to the negotiation and execution of a mutually acceptable merger agreement with a special committee of our board of directors, and we cannot guarantee that the proposal will result in a merger or any other transactions.

We develop, market and operate a portfolio of social games played on various mobile and web platforms, including Jackpot Party® Casino, Quick Hit® Slots, Gold Fish® Casino, Hot Shot Casino®, Bingo Showdown®, MONOPOLY® Slots, 88 Fortunes® Slots and Solitaire Pets™ Adventure. Our games are available in various formats. We have one operating segment with one business activity, developing and monetizing social games.

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
The following reflects amortization expense related to these licenses and recorded in depreciation and amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Amortization expense	$1.1	$0.5	$3.4	$0.9

The following are our total minimum guaranteed obligations for the periods presented:

	As of
	September 30,	December 31,
	2021	2020
Current liabilities	$6.0	$2.6
Other long-term liabilities	11.8	0.3
Total minimum guarantee obligation	$17.8	$2.9
Weighted average remaining term (in years)	4.2	2.4

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
The Revolver was undrawn as of September 30, 2021. We were in compliance with the financial covenants under the Revolver as of September 30, 2021.
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
Revenue Recognition
We generate revenue from the sale of coins, chips and cards, which players can use to play casino-style slot games, table games and bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). We distribute our games through various global social web and mobile platforms such as Facebook, Apple, Google, Amazon and Microsoft. The games are primarily WMS, Bally, Barcrest® and SHFL® branded games. In addition, we also offer third-party branded games and original content.
Disaggregation of Revenue
We believe disaggregation of our revenue on the basis of platform and geographical locations of our players is appropriate because the nature and the number of players generating revenue could vary on such basis, which represent different economic risk profiles.
The following table presents our revenue disaggregated by type of platform:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Mobile	$130.8	$131.8	$399.5	$377.3
Web and other	15.8	19.4	52.2	57.8
Total revenue	$146.6	$151.2	$451.7	$435.1
The following table presents our revenue disaggregated based on the geographical location of our players:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
North America(1)	$134.0	$138.5	$413.3	$399.1
International	12.6	12.7	38.4	36.0
Total revenue	$146.6	$151.2	$451.7	$435.1
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

The following table summarizes our opening and closing balances in contract assets, contract liabilities and accounts receivable:

	Accounts Receivable	Contract Assets(1)	Contract Liabilities(2)
Beginning of period balance	$36.6	$0.2	$0.6
Balance as of September 30, 2021	35.6	0.2	0.6
(1) Contract assets are included within Prepaid expenses and other current assets in our consolidated balance sheets.
(2) Contract liabilities are included within Accrued liabilities in our consolidated balance sheets.

During the nine months ended September 30, 2021 and 2020, we recognized $0.6 million and $0.6 million, respectively, of revenue that was included in the opening contract liability balance. Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.
Concentration of Credit Risk
Our revenue and accounts receivable are generated via certain platform providers, which subject us to a concentration of credit risk. The following tables summarize the percentage of revenues and accounts receivable generated via our platform providers in excess of 10% of our total revenues and total accounts receivable:

	Revenue Concentration
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Apple	47.3%	46.5%	46.9%	46.0%
Google	36.6%	37.0%	37.0%	37.3%
Facebook	12.5%	12.8%	12.4%	13.3%

	Accounts Receivable Concentration as of
	September 30,	December 31,
	2021	2020
Apple	49.9%	49.2%
Google	34.1%	35.4%
Facebook	11.7%	11.5%

Acquisitions
In July of 2021, we acquired privately held Koukoi Games Oy, a Finland-based developer and operator of casual mobile games, for $5.4 million cash consideration, net of cash acquired, that allows us to expand our casual games portfolio. The transaction was accounted for as an asset acquisition, with substantially all of the cash consideration transferred allocated to intellectual property, which was assigned a 5-year useful life.

(2) Intangible Assets and Software, net and Goodwill
The following table presents certain information regarding our intangible assets and software:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of September 30, 2021
Intellectual property	$49.3	$(39.1)	$10.2
Customer relationships	30.5	(21.5)	9.0
Software	27.2	(16.6)	10.6
Licenses	23.6	(3.4)	20.2
Brand names and other	6.7	(4.1)	2.6
Total intangible assets and software	$137.3	$(84.7)	$52.6

Balance as of December 31, 2020
Intellectual property	$42.2	$(37.2)	$5.0
Customer relationships	30.5	(19.8)	10.7
Software	21.9	(13.8)	8.1
Licenses	7.7	(3.5)	4.2
Brand names	6.1	(3.8)	2.3
Total intangible assets and software	$108.4	$(78.1)	$30.3
The following reflects amortization expense related to intangible assets and software included within depreciation and amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Amortization expense	$3.9	$2.3	$9.9	$5.8
The table below reconciles the changes in the carrying value of goodwill for the period from December 31, 2020 to September 30, 2021.

Total
Balance as of December 31, 2020	$129.8
Foreign currency adjustments	0.4
Balance as of September 30, 2021	$130.2
(3) Leases
Our operating leases primarily consist of real estate leases such as offices. Our leases have remaining terms of approximately 3.5 years. We do not have any finance leases. Our total variable and short-term lease payments and operating lease expenses were immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	September 30,	December 31,
	2021	2020
Operating lease right-of-use assets	$7.2	$8.5
Accrued liabilities	2.2	2.0
Operating lease liabilities	5.9	7.5
Total operating lease liabilities	$8.1	$9.5

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases for the nine months ended September 30, 2021 and 2020, respectively	$1.8	$1.8
Weighted average remaining lease term, years	3.5	4.3
Weighted average discount rate	5.0%	5.0%

Lease liability maturities:

Operating Leases
Remainder of 2021	$0.6
2022	2.5
2023	2.5
2024	2.4
2025	0.7
Less: Imputed Interest	(0.6)
Total	$8.1
As of September 30, 2021, we did not have material additional operating leases that have not yet commenced.

(4) Income Taxes
We hold an economic interest of 19.2% in SciPlay Parent LLC subsequent to the IPO. The 80.8% economic interest that we do not own represents a noncontrolling interest for financial reporting purposes. SciPlay Parent LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, SciPlay Parent LLC is not subject to income tax in most jurisdictions, and SciPlay Parent LLC’s members, of which we are one, are liable for income taxes based on their allocable share of SciPlay Parent LLC’s taxable income. The effective income tax rates for the three and nine months ended September 30, 2021 were 4.1% and 4.6%, respectively, and 3.3% and 4.9% for the three and nine months ended September 30, 2020. The effective income tax rates were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Our effective tax rate differs from the U.S. statutory rate of 21% primarily because we generally do not record income taxes for the noncontrolling interest portion of U.S. pre-tax income.

TRA

During the nine months ended September 30, 2021 and September 30, 2020, payments totaling $3.8 million and $2.5 million, respectively, were made to Scientific Games pursuant to the TRA. As of September 30, 2021 and December 31, 2020, the total TRA liability was $68.3 million and $72.5 million, of which $4.0 million was included in Accrued liabilities in both periods.

(5) Related Party Transactions
The following is the summary of expenses paid to Scientific Games and settled in cash:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020	Financial Statement Line Item
Royalties to Scientific Games for third-party IP	$0.7	$1.7	$2.1	$5.4	Cost of revenue
Parent services	1.4	1.9	4.4	4.3	General and administrative
TRA payments (see Note 4)(1)	3.8	—	3.8	2.5	Accrued liabilities
Distributions to Scientific Games and affiliates, net(1)	16.0	0.2	30.1	11.8	Noncontrolling interest

(1) Under the terms of the Operating Agreement, SciPlay Corporation relies on distributions from SciPlay Parent LLC to pay its obligations under the TRA and any other tax obligations. All distributions must be on a pari-passu basis, thus initiating a pro-rata distribution to Parent and affiliates.

The following is the summary of balances due to affiliates:

	September 30, 2021	December 31, 2020
Royalties to Scientific Games for third-party IP	$0.4	$2.5
Parent services	1.5	0.8
Reimbursable expenses to Scientific Games and its subsidiaries	0.4	2.2
	$2.3	$5.5
Parent Equity Awards
See Note 6 for disclosures related to Parent’s equity awards.

(6) Stockholders’ Equity and Noncontrolling Interest

Noncontrolling Interest

We are a holding company, and our sole material assets are SciPlay Parent LLC Interests (“LLC Interests”) that we purchased from SciPlay Parent LLC and SG Social Holding Company I, LLC, representing an aggregate 19.2% economic interest in SciPlay Parent LLC. The remaining 80.8% economic interest in SciPlay Parent LLC is owned indirectly by SGC, through the ownership of LLC Interests by the indirect wholly owned subsidiaries of SGC, the SG Members.

Stock-Based Compensation

The following table summarizes stock-based compensation expense that is included in general and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
SciPlay awards	$—	$9.8	$5.1	$14.7
Parent awards	0.1	0.1	0.3	0.4
Total	$0.1	$9.9	$5.4	$15.1

As of September 30, 2021, we had $15.0 million in unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average expected vesting period of 1.3 years, of which $5.3 million relates to performance-based restricted stock units.

(7) Earnings per Share

The table below sets forth a calculation of basic earnings per share ("EPS") based on net income attributable to SciPlay divided by the basic weighted average number of Class A common stock outstanding during the period. Diluted EPS of Class A common stock is computed by dividing net income attributable to SciPlay by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to all potentially dilutive securities, using the treasury stock method. No material number of restricted stock units was excluded from the calculation of diluted weighted-average common shares outstanding for the three and nine month periods ended September 30, 2021 and 2020.

We excluded Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have economic interest in us, and, therefore, a separate presentation of EPS of Class B common stock under the two-class method has not been presented.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net income	$37.0	$35.1	$112.8	$115.0
Less: net income attributable to the noncontrolling interest	31.1	29.6	95.7	98.5
Net income attributable to SciPlay	$5.9	$5.5	$17.1	$16.5
Denominator:
Weighted average shares of Class A common stock for basic EPS	24.5	22.8	24.0	22.8
Effect of dilutive securities:
Stock-based compensation grants	0.3	1.3	0.9	1.2
Weighted average shares of Class A common stock for diluted EPS	24.8	24.1	24.9	24.0
Basic and diluted net income attributable to SciPlay per share:
Basic	$0.24	$0.24	$0.71	$0.72
Diluted	$0.24	$0.23	$0.69	$0.69

(8) Litigation

From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. In addition, we may receive notifications alleging infringement of patent or other intellectual property rights. There have been no material changes to these matters since our 2020 Form 10-K was filed with the SEC, except as described below.

Washington State Matter
On April 17, 2018, a plaintiff, Sheryl Fife, filed a putative class action complaint, Fife v. Scientific Games Corporation, against SGC in the United States District Court for the Western District of Washington. The plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing SGC’s online social casino games, including but not limited to Jackpot Party® Casino and Gold Fish® Casino. The complaint asserts claims for alleged violations of Washington’s Recovery of Money Lost at Gambling Act, Washington’s consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, SGC filed a motion to dismiss the plaintiff’s complaint with prejudice, which the trial court denied on December 18, 2018. SGC filed its answer to the putative class action complaint on January 18, 2019. On August 24, 2020, the trial court granted plaintiff’s motion for leave to amend her complaint and to substitute a new plaintiff, Donna Reed, for the initial plaintiff, and re-captioned the matter Reed v. Scientific Games Corporation. On August 25, 2020, the plaintiff filed a first amended complaint against SGC, asserting the same claims, and seeking the same relief, as the complaint filed by Sheryl Fife. On September 8, 2020, SGC filed a motion to compel arbitration of plaintiff’s claims and to dismiss the action, or, in the alternative, to transfer the action to the United States District Court for the District of Nevada. On April 9, 2021, the plaintiff filed a motion to certify the putative class and for a preliminary injunction. On April 26, 2021, the district court stayed the lawsuit, pending its ruling on SGC’s motion to compel arbitration of plaintiff’s claims and to dismiss the action, or, in the alternative, to transfer the action to the United States District Court for the District of Nevada. On June 17, 2021, the district court denied that motion, and on June 23, 2021, SGC filed a notice of appeal from the district court’s denial of that motion, and also filed a motion to stay all district court proceedings, pending the appeals court’s ruling on the Company’s arbitration appeal. Although the case was brought against Scientific Games, pursuant to the
Intercompany Services Agreement, we would expect to cover or contribute to any damage awards due to the matter arising as a result of our business. We believe it is reasonably possible that a conclusion of this matter may result in an unfavorable outcome with no current estimated range of possible loss.

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

On August 28, 2020, the court issued an oral ruling granting in part and denying in part the defendants’ motion to dismiss. On December 14, 2020, plaintiffs in the consolidated action filed a motion to certify the putative class. On May 12, 2021, the parties in the consolidated action reached an agreement in principle to settle the consolidated action. On July 27, 2021, the parties in the consolidated action entered into a settlement agreement to settle the consolidated action. On August 11, 2021, the New York court granted preliminary approval to the parties’ proposed settlement, stayed non-settlement related proceedings in the consolidated action pending final approval of the settlement and scheduled a hearing for final approval of the settlement on November 15, 2021.

SciPlay IPO Matter (Nevada)
On or about November 4, 2019, plaintiff John Good filed a putative class action complaint in Nevada state court against SciPlay, certain of its executives and directors, SGC, and SciPlay’s underwriters with respect to SciPlay’s initial public offering. The plaintiff seeks to represent a class of all persons who purchased Class A common stock of SciPlay in or traceable to SciPlay’s initial public offering that it completed on or about May 7, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. On February 27, 2020, the trial court entered a stipulated order that, among other things, stayed the lawsuit pending entry of an order resolving the motion to dismiss that was pending in the SciPlay IPO matter in New York state court. On September 29, 2020, the trial court entered a stipulated order that extended the stay pending a ruling on class certification in the SciPlay IPO matter in New York state court. On May 12, 2021, the parties in the Nevada lawsuit reached an agreement in principle to settle the lawsuit and so informed the Nevada court, which vacated non-settlement related proceedings in the lawsuit, pending final approval of the settlement agreement by the New York court.

Based on our assessment under ASC 410 and ASC 450 and consideration of the two SciPlay IPO matters above, we determined that both loss and insurance proceeds loss recovery, which we believe is recoverable under our insurance policy, are deemed probable and reasonably estimable. As a result, we recorded approximately $8.3 million in Accrued liabilities and $8.0 million in Prepaid expenses and other current assets as of September 30, 2021, with no material impact on our statement of income for the three and nine month period ended September 30, 2021.

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

BUSINESS OVERVIEW

We are a leading developer and publisher of digital games on mobile and web platforms. We currently offer eight core games, including social casino games, Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots and Hot Shot Casino®, and casual games, 88 Fortunes® Slots, Bingo Showdown®, MONOPOLY® Slots and Solitaire Pets™ Adventure. We currently plan to launch an additional casual game in 2022. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend slots-style or bingo game play with adventure game features. All of our games are offered and played on multiple platforms, including Apple, Google, Facebook, Amazon, and Microsoft. In addition to our internally created games, our content library includes recognizable, real-world slot and table games content from Scientific Games. This content allows players who like playing land-based slot machines to enjoy some of those same titles in our free-to-play games. We have access to Scientific Games’ library of more than 1,500 iconic casino titles. We also have access to content from third-party licensed brands such as MONOPOLY™, THE FLINTSTONES™, JAMES BOND™, MICHAEL JACKSON™ and PLAYBOY™.2

We generate substantially all of our revenue from the sale of coins, chips and cards, which players of our games can use to play casino-style slot games and table games and bingo games. Players who install our games receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to extend their time of game play.

As described in Note 1, on July 15, 2021, Scientific Games submitted a proposal to our board of directors to acquire the approximately 19% remaining equity interest in SciPlay not already owned by them.

2 The MONOPOLY name and logo, the distinctive design of the game board, the four corner squares, the MR. MONOPOLY name and character, as well as each of the distinctive elements of the board, cards, and the playing pieces are trademarks of Hasbro for its property trading game and game equipment and are used with permission. © 2021 Hasbro. All Rights Reserved. Licensed by Hasbro.

and James Bond indicia © 1962-2021 Danjaq, LLC and MGM. and all other James Bond related trademarks are trademarks of Danjaq, LLC. All Rights Reserved.

THE FLINTSTONES™ and all related characters and elements © & ™ Hanna-Barbera.

Michael Jackson™; Rights of the Publicity and Persona Rights: Triumph International, Inc. © 2021 Triumph International, Inc. Licensing Representative: Authentic Brands Group, LLC

©2021 Playboy Enterprises International, Inc. PLAYBOY, PLAYMATE, PLAYBOY BUNNY, and the Rabbit Head Design are trademarks of Playboy Enterprises International, Inc. and used under license by SciPlay Games, LLC.

Recent Events

In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world implemented measures to prevent its spread, including the temporary closure of all non-essential businesses and travel restrictions. Many of our current and potential players had significantly more free time to play our games during this time. We are still seeing a higher level of paying player engagement as compared to the pre-COVID time period. We are not able to predict and quantify the ultimate impact of further COVID-19 developments on our results of operations in future periods.

In July of 2021, we acquired privately held Koukoi, a Finland-based developer and operator of casual mobile games which allows us to expand our casual games portfolio. See Note 1.

RESULTS OF OPERATIONS

Summary of Results of Operations

	Three Months Ended					Nine Months Ended
	September 30,		Variance			September 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020			2021	2020	2021 vs. 2020
Revenue	$146.6	$151.2	$(4.6)		(3)%	$451.7	$435.1	$16.6		4%
Operating expenses	108.1	114.7	(6.6)		(6)%	333.0	315.1	17.9		6%
Operating income	38.5	36.5	2.0		5%	118.7	120.0	(1.3)		(1)%
Net income	37.0	35.1	1.9		5%	112.8	115.0	(2.2)		(2)%
Net income attributable to SciPlay	5.9	5.5	0.4		7%	17.1	16.5	0.6		4%
AEBITDA	$44.7	$49.3	$(4.6)		(9)%	$138.5	$143.7	$(5.2)		(4)%
Net income margin	25.2%	23.2%	2.0	pp	nm	25.0%	26.4%	(1.4)	pp	nm
AEBITDA margin	30.5%	32.6%	(2.1)	pp	nm	30.7%	33.0%	(2.3)	pp	nm
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

The following table reconciles Net income attributable to SciPlay to AEBITDA and AEBITDA margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions, except percentages)	2021	2020	2021	2020
Net income attributable to SciPlay	$5.9	$5.5	$17.1	$16.5
Net income attributable to noncontrolling interest	31.1	29.6	95.7	98.5
Net income	37.0	35.1	112.8	115.0
Restructuring and other	1.7	0.2	3.1	1.7
Depreciation and amortization	4.4	2.7	11.3	6.9
Income tax expense	1.6	1.2	5.5	5.9
Stock-based compensation	0.1	9.9	5.4	15.1
Other (income) expense, net	(0.1)	0.2	0.4	(0.9)
AEBITDA	$44.7	$49.3	$138.5	$143.7
Revenue	$146.6	$151.2	$451.7	$435.1
Net income margin (Net income/Revenue)	25.2%	23.2%	25.0%	26.4%
AEBITDA margin (AEBITDA/Revenue)	30.5%	32.6%	30.7%	33.0%

Revenue, Key Performance Indicators and Other Metrics

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Mobile	$130.8	$131.8	$(1.0)	(1)%	$399.5	$377.3	$22.2	6%
Web and other	15.8	19.4	(3.6)	(19)%	52.2	57.8	(5.6)	(10)%
Total revenue	$146.6	$151.2	$(4.6)	(3)%	$451.7	$435.1	$16.6	4%

Revenue information by geography is summarized as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
North America(1)	$134.0	$138.5	$(4.5)	(3)%	$413.3	$399.1	$14.2	4%
International	12.6	12.7	(0.1)	(1)%	38.4	36.0	2.4	7%
Total revenue	$146.6	$151.2	$(4.6)	(3)%	$451.7	$435.1	$16.6	4%
(1) North America revenue includes revenue derived from the U.S., Canada and Mexico.

Revenue

For the three months ended September 30, 2021, revenues decreased due to an event isolated in Jackpot Party® Casino partially offset by strong monetization metrics and record growth at Gold Fish® Casino.

For the nine months ended September 30, 2021, revenues increased as a result of the introduction of new content and features leading to elevated player engagement primarily led by Gold Fish® Casino and Jackpot Party® Casino.

Paying player engagement, as evidenced by AMRPPU, and payer conversion continues to be higher than pre-COVID periods.

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

(in millions, except ARPDAU, AMRPPU, and percentages)	Three Months Ended					Nine Months Ended
	September 30,		Variance			September 30,		Variance
	2021	2020	2021 vs. 2020			2021	2020	2021 vs. 2020
Mobile Penetration	89%	87%	2.0	pp	nm	88%	87%	1.0	pp	nm
Average MAU	6.1	7.3	(1.2)		(16.4)%	6.3	7.6	(1.3)		(17.1)%
Average DAU	2.3	2.6	(0.3)		(11.5)%	2.4	2.7	(0.3)		(11.1)%
ARPDAU	$0.69	$0.63	$0.06		9.5%	$0.70	$0.59	$0.11		18.6%
Average MPUs	0.5	0.5	—		—%	0.5	0.5	—		—%
AMRPPU	$93.67	$94.10	$(0.43)		(0.5)%	$94.26	$92.94	$1.32		1.4%
Payer conversion rate	8.5%	7.3%	1.2	pp	nm	8.4%	6.8%	1.6	pp	nm
pp = percentage points. nm = not meaningful.

The increase in mobile penetration percentage for both comparable periods primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.

Average MAU and average DAU for both comparable periods decreased due to the turnover in users. ARPDAU increased as a function of lower average DAU for periods presented.

For the three months ended September 30, 2021, AMRPPU decreased with consistent average MPU as payer engagement decreased as a result of an event isolated in Jackpot Party® Casino partially offset by record growth at Gold Fish® Casino. For the nine months ended September 30, 2021, AMRPPU increased with consistent average MPU due to the introduction of new content and features resulting in increased paying player interaction.

Payer conversion rates have remained at peak levels due to consistent payer interaction with the games by our players as a result of the introduction of new content and features into our games.

Operating Expenses

	Three Months Ended
	September 30,		Variance		Percentage of Revenue
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020 Change
Operating expenses:
Cost of revenue(1)	$46.2	$48.0	$(1.8)	(4)%	31.5%	31.7%	(0.2)	pp
Sales and marketing(1)	32.9	33.7	(0.8)	(2)%	22.4%	22.3%	0.1	pp
General and administrative(1)	13.1	21.3	(8.2)	(38)%	8.9%	14.1%	(5.2)	pp
Research and development(1)	9.8	8.8	1.0	11%	6.7%	5.8%	0.9	pp
Depreciation and amortization	4.4	2.7	1.7	63%	nm	nm	nm
Restructuring and other	1.7	0.2	1.5	750%	nm	nm	nm
Total operating expenses	$108.1	$114.7	$(6.6)	(6)%

(1) Excludes depreciation and amortization. pp = percentage points. nm = not meaningful

	Nine Months Ended
	September 30,		Variance		Percentage of Revenue
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020 Change
Operating expenses:
Cost of revenue(1)	$141.3	$138.5	$2.8	2%	31.3%	31.8%	(0.5)	pp
Sales and marketing(1)	101.7	97.0	4.7	5%	22.5%	22.3%	0.2	pp
General and administrative(1)	46.8	46.7	0.1	—%	10.4%	10.7%	(0.3)	pp
Research and development(1)	28.8	24.3	4.5	19%	6.4%	5.6%	0.8	pp
Depreciation and amortization	11.3	6.9	4.4	64%	nm	nm	nm
Restructuring and other	3.1	1.7	1.4	82%	nm	nm	nm
Total operating expenses	$333.0	$315.1	$17.9	6%

(1) Excludes depreciation and amortization. pp = percentage points. nm = not meaningful

Cost of revenue

For the three and nine months ended September 30, 2021, cost of revenue as a percentage of revenue decreased primarily due to a $1.0 million and a $3.3 million decrease, respectively, in royalties for third-party IP.

Sales and marketing

For the three months ended September 30, 2021, sales and marketing expense decreased primarily due to a $1.5 million decrease in user acquisition spend as a result of higher per user acquisition cost.

For the nine months ended September 30, 2021, sales and marketing expense increased due to $2.0 million increase in user acquisition spend and a $1.4 million increase in salaries and benefits on an 11% increase in sales and marketing headcount.

General and administrative

For the three months ended September 30, 2021, general and administrative expenses decreased primarily due to a $9.8 million decrease in stock-based incentive compensation due to a lower achievement of performance-based restricted stock plans.

Research and development

For the three and nine months ended September 30, 2021, research and development expenses increased primarily as a result of an increase in salary and benefit costs as a result of a 5% and 7% increase in research and development headcount for the same respective periods.

Depreciation and amortization

For both comparable periods, depreciation and amortization increased due to additional long-term license agreements with third parties (see Note 1).

Net income and AEBITDA

For the three months ended September 30, 2021, net income increased primarily due to lower general and administrative expenses which was partially offset by higher depreciation and amortization and research and development as discussed above. AEBITDA decreased primarily due to a decrease in revenue related to the easing of stay-at-home orders. Net income margin increased by 2.0 percentage points primarily due to lower general and administrative expenses which was partially offset by higher depreciation and amortization, restructuring and other and research and development. AEBITDA margin decreased by 2.1 percentage points primarily due to higher general and administrative and research and development expenses.

For the nine months ended September 30, 2021, net income decreased primarily due to increase in research and development and depreciation and amortization as discussed above. AEBITDA decreased primarily due to an increase in operating expenses as described above, which was partially offset by increase in revenue. Net income margin decreased by 1.4 percentage points primarily due to increase in depreciation and amortization and research and development. AEBITDA margin decreased by 2.3 percentage points primarily due to higher general and administrative expenses and research and development expenses.

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

The Revolver was undrawn as of September 30, 2021. We were in compliance with the financial covenants under the Revolver as of September 30, 2021. See Note 1.

Changes in Cash Flows
The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
($ in millions)	2021	2020
Net cash provided by operating activities	$126.3	$131.9
Net cash used in investing activities	(13.7)	(17.6)
Net cash used in financing activities	(50.7)	(14.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Increase in cash, cash equivalents and restricted cash	$61.9	$99.7
Net cash provided by operating activities decreased primarily due to lower earnings and a $2.9 million unfavorable change in working capital, offset by a $4.0 million decrease in contingent consideration payments.
Net cash used in investing activities decreased primarily due to a $6.9 million decrease in acquisition activity, which was partially offset by a $3.0 million increase in capital expenditures.
Net cash used in financing activities increased primarily due to an $18.3 million increase in distributions to Parent and affiliates, a $12.6 million increase for taxes paid related to net share settlement of equity awards and a $2.6 million increase in payments made for license obligations.
Off Balance Sheet Obligations

As of September 30, 2021, we did not have any significant off-balance sheet arrangements.

Contractual Obligations
There have been no material changes to our contractual obligations disclosed in our 2020 Form 10-K, except as noted below.

	Cash Payments Due In
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
License royalty minimum guaranteed payments	$17.8	$6.0	$10.3	$1.5	$—

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2021, we had no material exposure to market risks.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2021.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consequently, our expansion and prospects depend on our continued relationships with these providers, and any emerging platform providers that are widely adopted by our target player base. We are subject to the standard terms and conditions that these platform providers have for application developers, which govern the promotion, distribution and operation of games and other applications on their platforms, and which the platform providers can change unilaterally on short or without notice. Version updates, such as Apple's iOS 14.5 update in April 2021 which included changes to its AppTracking Transparency policy and now requires user permission before developers can track a user across apps and websites owned by other companies or access a user’s device’s advertising identifier, which has reduced the quantity and quality of data available to us. These changes could, among other things, have a detrimental impact on our ability to conduct targeted advertising on platforms, increase the cost to obtain new users and impact the return on investment of advertising spend. Additionally, our business would be harmed if:

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

Item 2. Unregistered Sales of Equity Securities

There was no stock repurchase activity during the three months ended September 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of SciPlay Corporation (incorporated by reference to Exhibit 3.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
3.2	Amended and Restated Bylaws of SciPlay Corporation (incorporated by reference to Exhibit 3.2 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
10.1	Offer Letter, dated as of July 30, 2018, from Phantom EFX, LLC to Daniel O’Quinn.(†)
31.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)
31.2	Certification of the Interim Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)
32.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2
Certification of the Interim Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

SCIPLAY CORPORATION
(Registrant)

		By:	/s/ Daniel O’Quinn
		Name:	Daniel O’Quinn
		Title:	Interim Chief Financial Officer

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Chief Accounting Officer and Secretary
Dated:	November 9, 2021