Form 10-K
period 2021-12-31
SciPlay Corp
filed 2022-03-02
CIK 1760717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2021, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $403,591,212.
As of February 24, 2022 the registrant had 24,561,301 shares of Class A common stock outstanding and 103,547,021 shares of Class B common stock outstanding.
         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2022 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021.

PART I
FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal,” or similar terminology. The forward-looking statements contained in this Annual Report on Form 10-K are generally located in the material set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:
•the continuing impact of the COVID-19 pandemic and any resulting social, political, economic and financial complications;
•Scientific Games’ announced decision to withdraw its offer to acquire our public shares not already owned by Scientific Games may subject us to risks and uncertainties;
•our ability to attract and retain players;
•expectations of growth in total consumer spending on social gaming, including social casino gaming;
•our reliance on third-party platforms and our ability to track data on those platforms;
•our ability to continue to launch and enhance games that attract and retain a significant number of paying players;
•our ability to expand in international markets;
•our reliance on a small percentage of our players for nearly all of our revenue;
•our ability to adapt to, and offer games that keep pace with, changing technology and evolving industry standards;
•competition;
•our dependence on the optional purchases of virtual coins, chips and bingo cards (collectively referred to as “coins, chips and cards”) to supplement the availability of periodically offered free coins, chips and cards;
•our ability to access additional financing and restrictions and covenants in debt agreements, including those that could result in acceleration of the maturity of our indebtedness;
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
•loss of revenue due to unauthorized methods of playing our games;

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
•our expectations of future growth that will place significant demands on our management and operations;
•natural events and health crises that disrupt our operations or those of our providers or suppliers;
•changes in tax laws or tax rulings, or the examination of our tax positions;
•levels of insurance coverage against claims;
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

We are a leading developer and publisher of digital games on mobile and web platforms. We operate in the social gaming market, which is characterized by gameplay online, on mobile phones or on tablets that are social and competitive, and self-directed in pace and session length. We generate substantially all of our revenue from in-app purchases in the form of virtual coins, chips and cards, which players can use to play slot games, table games or bingo games. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps. We currently offer a variety of social casino games, including Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots, 88 Fortunes® Slots, MONOPOLY® Slots, and Hot Shot Casino®. We continue to pursue our strategy of expanding into the casual games market. Current casual game titles include Bingo Showdown®, Solitaire Pets™ Adventure, and Backgammon Live. We currently plan to launch an additional casual game in 2022. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend solitaire-style or bingo game play with adventure game features. All of our games are offered and played across multiple platforms, including Apple, Google, Facebook, Amazon, and Microsoft. In addition to our internally created game content, our content library includes recognizable, game content from Scientific Games. This content allows players who like playing land-based game content to enjoy some of those same titles in our free-to-play games. We have access to Scientific Games' library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY™, THE FLINTSTONES™, JAMES BOND™, and PLAYBOY™.1 We believe our access to this content, coupled with our years of experience developing in-house content, uniquely positions us to create compelling social games.

As described in Note 12, on March 1, 2022, we acquired 80% of all issued and outstanding share capital of privately held Alictus Yazilim Anonim Sirketi (“Alictus”). Alictus has developed and published a number of games that have achieved #1 free game status in the iOS U.S. App Store, including Candy Challenge 3D™, Rob Master 3D™, Deep Clean Inc.™, Oh God!™, Money Buster!™, and Collect Cubes™. The Alictus acquisition allows us to further scale in the casual market while diversifying our revenue streams.

Mission
Our mission is to become the #1 casual mobile gaming company in the world.

1 The MONOPOLY name and logo, the distinctive design of the game board, the four corner squares, the MR. MONOPOLY name and character, as well as each of the distinctive elements of the board, cards, and the playing pieces are trademarks of Hasbro for its property trading game and game equipment and are used with permission. © 2021 Hasbro. All Rights Reserved. Licensed by Hasbro.

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

Strategy

We strive to provide high quality games and entertainment to our customers. To this end we are focused on the following strategies:

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

Throughout 2021, we’ve continued to execute on our strategy with the redesign of Quick Hit® Slots and world-wide launch of Solitaire Pets™ Adventure. We acquired Koukoi Games Oy in 2021. In 2022, we acquired Alictus that enables us to further expand in the casual gaming space. In addition, we plan to launch an additional casual game. Additionally, we plan to increase our investments in the expansion of international markets.

Research and Development

We believe our ability to attract new players and retain existing players depends in part on our ability to evolve and expand our content library by continually developing differentiated games, systems technology and functionality to enhance player entertainment and user profitability.

Our personnel are primarily located in Cedar Falls, Iowa; Austin, Texas; and Tel Aviv, Israel. We have additional personnel located in Chicago, Illinois and Des Moines, Iowa, along with services of a small number of consultants located in Ukraine supplied to us through a third-party contractor and services of personnel located in India supplied to us through our intercompany services agreement with Scientific Games.

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

Therefore, we continue to invest in the recognition of our brands and brands we license. In addition to our own brands and those we license from Scientific Games, certain of our games are based on popular brands licensed from other third parties, such as MONOPOLY™, THE FLINTSTONES™, JAMES BOND™, and PLAYBOY™.

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

Competition

We face significant competition in all aspects of our business. Our primary social casino game competitors include Playtika, Playstudios, Product Madness/Big Fish Games (subsidiaries of Aristocrat), Zynga Inc., DoubleU Games/Double Down Interactive, GSN Games/Bash Gaming (subsidiaries of Scopley), AppLovin and Huuuge Games. Our competitors in the broader social game market include Activision Blizzard, Electronic Arts, Kabam, Take-Two Interactive and Rovio. We also compete with platforms that host real money gambling, including those provided by Scientific Games. On the broadest scale, we compete for the leisure time, attention and discretionary spending of our players versus other forms of online entertainment, including social media and other video games, on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels.

We believe we compete favorably on these factors. Our industry and the markets for our games, however, are highly competitive, rapidly evolving, fragmented and subject to changing technology, shifting needs and frequent introductions of new games, development platforms and services. Successful execution of our strategy depends on our continuous ability to attract and retain both players and skilled employees, expand the market for our games, maintain a technological edge and offer new capabilities to players. Our relationship with Scientific Games imposes certain regulatory and operational restrictions on us due to its business related to real money gaming. We compete with social gaming companies that do not have a similar connection to regulated real money gaming, and many of those companies possess a base of existing players larger than ours. In some cases, we compete against gaming operators who could expand their product lines to include social casino games and leverage their land-based gaming relationship with Scientific Games to license certain social casino game content that could compete with our content.

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

Seasonality

Our results of operations can fluctuate due to seasonal trends and other factors. Player activity is generally slower in the second and third quarters of the year, particularly during the summer months. However, due to the stay-at-home measures across the U.S. as a result of the COVID-19 pandemic and their subsequent easing, we experienced results different from typical seasonality. We expect normal seasonality to return in future periods. See the risk factor captioned “Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance” under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.

Human Capital

We are a leading developer of technology-based products and services and associated content for the social gaming market. Our global reach is made possible through the expertise, skills and dedicated efforts of our employees who serve our players across the globe.

As of December 31, 2021, we employed 632 persons worldwide, which includes 348 domestic employees, 208 international employees, and 76 full-time third-party consultants largely based in Bangalore, India; and Kiev, Ukraine.

In order to ensure that we are meeting our human capital objectives, we frequently utilize employee surveys to understand the effectiveness of our employee and compensation programs and to determine where we can improve across the Company. Our latest survey, completed in 2021, indicated an overall favorable rating of 77% in 2021, which is largely consistent with prior year results indicating a 78% and 73% favorable rating in 2020 and 2019, respectively.

Safety: The health and safety of our employees is a top priority of our leaders. In light of the COVID-19 pandemic, we implemented work procedures that allow employees to work from home and collaborate remotely. We have also taken measures to keep our workforce safe by monitoring and reducing the impact of the outbreak, including putting protocols in place for responding when employees are infected and enhanced cleaning procedures at all sites.

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

We are subject to federal, state and foreign laws related to the privacy and protection of player data. Such regulations, such as the General Data Protections Regulation from the European Union and the California Consumer Privacy Act, which went into effect in California on January 1, 2020, and the California Privacy Rights Act, or CPRA, are recent, untested laws and regulations that have and could further affect our operations and business. The extent of the potential impact is unknown.

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

The United States Court of Appeals for the Ninth Circuit has previously held that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits have been filed against other defendants, including Scientific Games. For example, in April 2018, a putative class action lawsuit, Fife v. Scientific Games Corp., was filed in federal district court alleging substantially the same causes of action against our social casino games. On November 23, 2021, Scientific Games entered into an agreement in principle to settle the lawsuit for the amount of $24.5 million. See the risk factor captioned "Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition" under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and Note 11.

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

Executive Officers of the Company

Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Barry L. Cottle	60	Executive Chairman of the Board of Directors
Joshua J. Wilson	46	Chief Executive Officer
Daniel O’Quinn	41	Interim Chief Financial Officer

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

Joshua J. Wilson has served as Chief Executive Officer since April 2019. Mr. Wilson has also served as Chief Operating Officer and Senior Vice President for our business since April 2016 to drive marketing, technology, production and product management for our business, after previously serving as the Vice President of Product and Operations, Vice President of Product and Executive Director Social Gaming Products. From June 2012 to December 2013, Mr. Wilson was Senior Director of Social Products and Director of Social Gaming for WMS, which was acquired by Scientific Games in 2013, overseeing web development, analytics and road mapping while creating a business intelligence system and launching our social casino games Jackpot Party® Casino and Gold Fish® Casino. Mr. Wilson served with Phantom EFX, LLC from March 2001 to June 2012, when Phantom was acquired by WMS, as the Director of Online Gaming and Engineering Supervisor.

Daniel O’Quinn has served as Interim Chief Financial Officer since August 2021 and as Secretary and principal accounting officer since November 2021. Prior to this appointment, Mr. O’Quinn served as Vice President, Finance at the Company since March 2021. Before that, Mr. O’Quinn was the Senior Director of Finance and Accounting and the Director of Accounting at the Company. Prior to joining the Company in August 2018, Mr. O’Quinn was the Controller of Extended Business Lines at Learfield, a collegiate sports media and technology company, from September 2014 to August 2018. Mr. O’Quinn also has experience serving with Commercial Metals Company and KPMG. Mr. O’Quinn is a CPA and holds a BBA in Accounting from Texas State University.

Access to Public Filings

We file annual reports, quarterly reports, current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Exchange Act. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

We make the following information, among others, available free of charge through the Investors link on our website at https://investors.sciplay.com/ and we use our website as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC's Regulation Fair Disclosure (Reg. FD):

•our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed electronically with or furnished to the SEC;

•Section 16 ownership reports filed by our executive officers, directors and 10% stockholders on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after they are filed electronically with the SEC; and

•our Code of Business Conduct, which applies to all of our officers, directors and employees (which is also our required code of ethics applicable to our Chief Executive Officer and Interim Chief Financial Officer in keeping with the Sarbanes-Oxley Act of 2002).

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

Risks Related to Our Business and Industry

•The COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof continue to and, in the future, could significantly impact our operations and, should negative impacts such as significant negative player engagement develop, adversely affect our operations, business, results of operations, cash flows or financial condition.

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

•Our Revolver, on which we have not drawn to date, imposes certain restrictions that may affect our ability to operate our business and make payments on our indebtedness if we draw on it in the future.

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

Risks Related to Our Relationship with Scientific Games

•Scientific Games controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions. If Scientific Games causes SG Social Holding Company I, LLC and SG Social Holding Company, LLC (collectively, the “SG Members”) to sell a controlling interest in our company to a third party in a private transaction, holders of our Class A common stock may not realize any change-of-control premium on shares of our Class A common stock, and we may become subject to the control of a presently unknown third party.

•Scientific Games’ announced decision to withdraw its offer to acquire our public shares not already owned by Scientific Games may subject us to risks and uncertainties.

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

•The provisions of our articles of incorporation and bylaws requiring exclusive forum in the Eighth Judicial District Court of Clark County, Nevada for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof continue to and, in the future, could significantly impact our operations and, should negative impacts such as significant negative player engagement develop, adversely affect our operations, business, results of operations, cash flows or financial condition.

The outbreak of a novel strain of coronavirus, COVID-19, and public perception thereof, have contributed to consumer unease and may continue to lead to decreased discretionary spending, which may have a negative effect on us. Other future health epidemics, contagious disease outbreaks or variants of COVID-19, such as Delta and Omicron, could do the same. We can neither predict the effectiveness and distribution of vaccines nor the government response to the COVID-19 pandemic and we cannot predict the ultimate effects that the outbreak of COVID-19, any resulting social, political and economic conditions and decrease in discretionary spending may have on us, as they would be expected to impact our consumers and business partners in varied ways in different communities. Our revenue is driven by players’ disposable incomes and level of social casino gaming activity. The outbreak of COVID-19 has led to economic and financial uncertainty for many consumers and may continue to reduce or maintain at low amounts the disposable incomes of social casino game players resulting in a lower number of players purchasing coins, chips or cards, or in players purchasing fewer coins, chips or cards, which would negatively impact our results of operations, cash flows and financial condition. Through 2020 and 2021, we experienced increased player engagement resulting from the stay at home measures across the U.S. The extent to which we are able to sustain this increased player engagement is uncertain and player engagement may recede. The recession of player engagement, as a result of the discontinuation of stay at home measures or otherwise, could adversely affect our results of operations and financial condition. Furthermore, the pandemic and disruptions have caused, and may continue to cause us and certain of our business partners, including Scientific Games, who provides services to us under the Intercompany Service Agreement, to implement additional temporary adjustment of work schemes allowing employees to work from home and collaborate remotely. We have maintained measures to monitor and reduce the impact of the outbreak, including our global crisis monitoring team, protocols for responding when employees are infected and enhanced cleaning procedures at all sites, but there can be no assurance these will be sufficient to mitigate the risks faced by our and our partners’ work forces. We may experience lower work efficiency and productivity, which may adversely affect our service quality, and our business operations have been and could be disrupted when and/or if our employees have been or are suspected of infection, since this has caused and may cause our employees to be quarantined and/or our offices to be temporarily shut down. In addition, as we have reopened our offices following appropriate precautions and guidelines, the risk of spreading the virus could increase, and we may experience further disruptions to our business operations if our employees contract the virus from one another. We will continue to incur costs for our operations, and our revenues during this period are difficult to predict. As a result of any of the above developments, our business has been and our results of operations, cash flows or financial condition may be adversely affected by the COVID-19 outbreak. The extent to which this outbreak impacts our results of operations will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of this outbreak and the actions taken by governmental authorities and us to contain it or treat its impact.

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

Historically, we have depended on a small number of games for a majority of our revenue, and we expect that this dependency will continue for the foreseeable future. In particular, Jackpot Party® Casino has accounted for a substantial portion of our revenue since its launch in 2012, including 48% of our revenue in 2019 and 52% of our revenue in both 2020 and 2021, and we expect it to continue to do so over the next several years. Our growth depends on our ability to consistently launch new games that achieve significant popularity. Each of our games generally requires significant research and development, engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased. In the future, we may be forced to reduce our research and development and marketing expenses in order to support other business priorities, which would harm our ability to attract new players and expand our player base and game community. Our ability to successfully and timely launch, sustain and expand games and attract and retain paying players largely depends on our ability to:

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

It is difficult to consistently anticipate player demand on a large scale, particularly as we develop new games in new markets, including the international markets and new mobile platforms. If we do not successfully launch games that attract and retain a significant number of paying players and extend the life of our existing games, our market share, reputation and financial results could be harmed. In addition, if the popularity of Jackpot Party® Casino or any of our other top games decreases significantly, that would have a material adverse effect on our results of operations, cash flows and financial condition.

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

A small percentage of our players account for nearly all of our revenue. For example, 6.0%, 7.1%, and 8.5% of our players made purchases in our games, in 2019, 2020, and 2021, respectively. However, we lose paying players in the ordinary course of business, and they may stop making purchases in our games or playing our games altogether at any time. In order to sustain or increase our revenue levels, we must attract new paying players or increase the amount our players pay. To retain paying players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. Our new games may also attract players away from our existing games. If we fail to grow or sustain the number of our paying players, or if the rate at which we add paying players declines or if the average amount our paying players pay declines, our results of operations, cash flows and financial condition could be adversely impacted.

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

Our players depend on our support organization to resolve any issues relating to our games. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain employees who are not only qualified to support players of our games, but are also well versed in our games. Additionally, 2021 was marked by a labor shortage that made and continues to make hiring and retaining skilled employees to support our games highly competitive. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell coins, chips or cards within our games to existing and prospective players, and could adversely impact our results of operations, cash flows and financial condition.

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

Our Revolver, on which we have not drawn to date, imposes certain restrictions that may affect our ability to operate our business and make payments on our indebtedness if we draw on it in the future.

If we draw from our $150.0 million revolving credit agreement (the “Revolver”), covenants therein will, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer or dispose of property and assets; invest; make dividends or distributions or other restricted payments and engage in affiliate transactions. In addition, we are required to maintain a maximum total net leverage ratio not to exceed 2.50:1.00 and to maintain a minimum fixed charge coverage ratio of no less than 4.00:1.00. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Capital Resources and Working Capital-Revolving Credit Facility” in Part II, Item 7 of this Annual Report on Form 10-K for additional information. The Revolver limits our ability to make certain payments, including dividends or distributions on SciPlay Parent LLC’s equity and other restricted payments, provided, however, that payments in respect of certain tax distributions under the SciPlay Parent LLC Operating Agreement (the “Operating Agreement”) and certain payments under the TRA are permitted, and payments to SciPlay Parent LLC’s direct or indirect parent made on or prior to the closing date of the Revolver in an amount not to exceed the net cash proceeds of the IPO are permitted, among other customary exceptions.

Moreover, if we draw significant amounts under the Revolver, its terms would require us to dedicate a portion of our cash flow from operations to interest payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes; increasing our vulnerability to adverse general economic, industry or competitive developments or conditions; and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or in pursuing our strategic objectives.

We may be exposed to the risk of increased interest rates.

The Revolver has variable rates of interest, some of which use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Capital Resources and Working Capital-Revolving Credit Facility” in Part II, Item 7 of this Annual Report on Form 10-K for additional information. The U.K. Financial Conduct Authority phased out LIBOR by the end of 2021, extending to the end of June 2023 for U.S. dollar LIBOR only. In addition, other regulators have suggested reforming or replacing other benchmark rates. In December 2021, the U.S. House of Representatives passed the Adjustable Interest Rate (LIBOR) Act of 2021 that substantially followed legislation proposed by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York establishing the Secured Overnight Financing Rate (“SOFR”) as a commercially reasonable substitute for and commercially substantial equivalent to LIBOR. The discontinuation of LIBOR or the discontinuation, reform, or replacement of any other benchmark rates, such as SOFR, may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt, and our business, prospects, financial condition and results of operations could be materially and adversely affected. If we draw significant amounts under our Revolver, its terms would require us to dedicate a portion of our cash flow from operations to interest payments, such that if interest rates rise, we may suffer a reduced availability of cash flow to fund capital, capital expenditures and other general corporate purposes. We may in the future pursue amendments to the credit agreement governing the Revolver to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As a result, additional financing to replace any of our LIBOR-based debt may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.

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

Our results of operations can fluctuate due to seasonal trends and other factors. Player activity is generally slower in the second and third quarters of the year, particularly during the summer months. Certain other seasonal trends and factors that may cause our results to fluctuate include:

•the geographies where we operate;

•holiday and vacation seasons;

•climate and weather;

•economic and political conditions, including conditions related to the continuing impact of the COVID-19 pandemic and government measures to mitigate its effects; and

•timing of the release of new games.

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

We rely on our highly skilled, technically trained and creative employees to develop new technologies and create innovative games. Such employees, particularly game designers, engineers and project managers with desirable skill sets are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. Additionally, 2021 was marked by a labor shortage that made, and continues to make, hiring and retaining skilled employees to support our games highly competitive. A lack of skilled technical workers could delay or negatively impact our business plans, ability to compete, results of operations, cash flows and financial condition. We employ personnel internationally, particularly in game development operations in Israel and Ukraine, and are subject to additional risks customarily associated with foreign operations, such as labor and employment related risks, risks related to political or regional instability and national security risks. For example, on February 24, 2022, Russia invaded Ukraine, which has disrupted our ability to rely on our skilled technical consultants in Ukraine, and further disruptions may continue. Such risks and disruptions may negatively impact our results of operations, cash flows and financial condition. See also “Our foreign operations expose us to business and legal risks” in Part I, Item 1A.

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

A meaningful portion of our game traffic is hosted by third-party data centers, such as Amazon Web Services. Such third parties provide us with computing and storage capacity, and are under no obligation to renew the agreements related to these services with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities and we may incur significant costs and possible lengthy service interruptions in connection with doing so, potentially causing harm to our reputation. If a game is unavailable or operates more slowly than anticipated when a player attempts to access it, that player may stop playing the game and be less likely to return to the game.

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

In 2018, the United States Court of Appeals for the Ninth Circuit decided that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits have been filed against other defendants, including Scientific Games. For example, in April 2018, a putative class action lawsuit was filed in federal district court alleging substantially the same causes of action against our social casino games. In December 2018, the federal district court assigned to the litigation denied Scientific Games’ motion to dismiss the plaintiff’s complaint and, in January 2019, Scientific Games filed its answer and affirmative defenses to the putative class action complaint. In November 2021, Scientific Games entered into an agreement in principle to settle the lawsuit for the amount of $24.5 million. In December 2021, the district court granted a joint motion to stay appellate proceedings until final approval by the district court of the parties’ settlement. See “Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” and Note 11.

In September 2018, sixteen international gambling regulators, including from Washington State, signed a declaration expressing concern over the blurring of lines between gambling and video game products, including social casino gaming. The regulators analyzed the characteristics of video games and social gaming and the U.K. Parliament published a report on their findings in September 2019. The report addressed the regulators’ findings as to the potential psychosocial and financial harms of immersive technology, the potential usefulness of pattern-of-play data in understanding healthy gameplay and supporting responsible game design. The report found that any gambling-related harms of such games should be addressed through Internet safety legislation. In December 2020, the U.K. Government Department for Digital, Culture, Media and Sports announced a review of the U.K. Gambling Act. As this report and review are from U.K. authorities, we cannot predict the likelihood, timing, scope or terms of any actions taken as a result.

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

The scope of data privacy and security regulations worldwide continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. This law, among other things, requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities to opt out of certain disclosures of personal information. It remains unclear how courts will interpret the CCPA. The U.S. Congress may also pass a law to preempt all or part of the CCPA. Further, California recently passed the California Privacy Rights Act, or CPRA, which amends the CCPA to provide more comprehensive privacy protections to consumers once it becomes effective in January 2023. The effects of the CCPA and CPRA may be significant and the CCPA required us to update our policies to include CCPA specific clauses and procedures. Similarly, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, which provides Virginia residents with certain rights regarding their data and obligates data controllers to implement regular assessments evaluating the risks of processing personal and sensitive data. A number of other proposals related to data privacy or security are pending before federal, state, and foreign legislative and regulatory bodies. For example, the European Union is contemplating the adoption of the Regulation on Privacy and Electronic Communications (ePrivacy Regulation) that would govern data privacy and the protection of personal data in electronic communications, in particular for direct marketing purposes. Efforts to comply with these and other data privacy and security restrictions that may be enacted has required us to modify our data processing practices and policies and could cause us to further modify our practices and policies in the future and may increase the cost of our operations. Failure to comply with such restrictions could subject us to criminal and civil sanctions and other penalties. In part due to the uncertainty of the legal climate, complying with regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to attract or retain players, and otherwise adversely affect our business, financial condition and operating results.

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

We generate a portion of our revenue from operations outside of the U.S. For the years ended December 31, 2021, 2020 and 2019, we derived approximately 14.9%, 14.8% and 15.1%, respectively, of our revenue from sales to players outside of the U.S. We also have significant operations, including game development operations, in Israel.

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

Scientific Games, through its indirect wholly owned subsidiaries, the SG Members, controls shares representing a majority of our combined voting power. The SG Members own all of our outstanding Class B common stock, which represents 80.8% of our total outstanding shares of common stock and 97.7% of the combined voting power of both classes of our outstanding common stock. On all matters submitted to a vote of our stockholders, our Class B common stock entitles its owners to ten votes per share (for so long as the number of shares of our common stock beneficially owned by the SG Members and their affiliates represents at least 10% of our outstanding shares of common stock and, thereafter, one vote per share), and our Class A common stock entitles its owners to one vote per share. As long as Scientific Games continues to control shares representing a majority of our combined voting power, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election of directors (unless supermajority approval of such matter is required by applicable law). Even if Scientific Games were to control less than a majority of our combined voting power, it may be able to influence the outcome of corporate actions so long as it owns a significant portion of our combined voting power. If Scientific Games does not cause the SG Members to dispose of their shares of our common stock, Scientific Games could retain control over us for an extended period of time or indefinitely.

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

Scientific Games, through its indirect wholly owned subsidiaries, the SG Members, holds approximately 97.7% of our combined voting power. Scientific Games has the ability, should it choose to do so, to cause the SG Members to sell some or all of their shares of our common stock and the LLC Interests the SG Members hold in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company. See Note 1 for additional information.

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

Scientific Games’ announced decision to withdraw its offer to acquire our public shares not already owned by Scientific Games may subject us to risks and uncertainties.

On July 15, 2021, Scientific Games submitted a proposal to our board of directors to acquire the remaining 19% equity interest in SciPlay Corporation that Scientific Games does not currently own in an all-stock transaction, following which we would have become a wholly-owned subsidiary of Scientific Games. The transaction was subject to the negotiation and execution of a mutually acceptable merger agreement with a special committee of our board of directors. On December 22, 2021, Scientific Games withdrew its offer.

Scientific Games’ withdrawal of its offer exposes us to a number of risks and uncertainties, including negative publicity, harm to our reputation with our customers and vendors, a negative impression of SciPlay Corporation in the investment and financial communities, as well as potential litigation against SciPlay Corporation or its directors and officers over the withdrawn offer and the consequences of that. Any of these factors could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price.

Certain of our directors and executive officers may have actual or potential conflicts of interest because of their positions with Scientific Games.

Barry L. Cottle is the Executive Chairman of our board of directors and also serves as President and Chief Executive Officer at Scientific Games. Mr. Cottle’s holdings of Scientific Games common stock, options to purchase Scientific Games common stock or other equity awards may be significant for him compared to his total assets. His position at Scientific Games and the ownership of any Scientific Games equity or equity awards creates, or may create the appearance of, conflicts of interest when he is faced with decisions that could have different implications for Scientific Games than the decisions have for us.

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

Third parties may seek to hold us responsible for liabilities of Scientific Games, and we may share responsibility for liabilities for which third parties hold Scientific Games responsible, both of which could result in a decrease in our income.

Third parties may seek to hold us responsible for Scientific Games’ liabilities, and we may share responsibility for liabilities attributed to Scientific Games. If those liabilities are significant and we are ultimately held liable for them, we cannot assure that we will be able to recover the full amount of our losses from Scientific Games. In November 2021, Scientific Games entered into an agreement in principle to settle a previously disclosed lawsuit from 2018 brought in Washington State related to Scientific Games’ online social casino games. Given that the matter related to our games as a legacy business within Scientific Games, we agreed to pay the settlement amount of $24.5 million. Similar situations may occur in the future.

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

In addition, we believe that the success of certain of our games depends on the popularity of intellectual property or brands of third parties that are incorporated into their player experience. For example, the success of our MONOPOLY® Slots game is based in part on the strength of the MONOPOLY™ brand, which is owned and managed by unaffiliated third parties. We cannot assure the continued popularity of any of the intellectual property or brands that are incorporated into our games, and a loss of such popularity may result in decreased interest in our games.

The services that we receive from Scientific Games may not be sufficient for us to operate our business, and we would likely incur significant incremental costs if we lost access to Scientific Games’ services.

We have obtained, and will need to continue to obtain, services from Scientific Games relating to many important corporate functions under an intercompany services agreement. Our financial statements reflect charges for these services based on the intercompany services agreement we entered into in September 2016. Many of these services are governed by the intercompany services agreement entered into in connection with the IPO (“Intercompany Services Agreement”) with Scientific Games. Under the Intercompany Services Agreement, we are able to continue to use these Scientific Games services for a fixed term established on a service-by-service basis. We generally have the right to terminate a service before its stated termination date if we give notice to Scientific Games. Partial reduction in the provision of any service will require Scientific Games’ consent. In addition, either party is able to terminate the Intercompany Services Agreement due to a material breach of the other party, upon prior written notice, subject to limited cure periods. We pay Scientific Games mutually agreed-upon fees for these services, which is based on Scientific Games’ costs of providing the services.

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

The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the SG Members, the amount of gain recognized by the SG Members, the amount and timing of the taxable income we generate, and the applicable tax rates and laws. Such aggregate cash payments made to the SG Members during the years ended December 31, 2021 and 2020 were $3.8 million and $2.5 million, respectively.

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

•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

•the last day of the fiscal year (2024) ending after the fifth anniversary of the completion of the IPO.

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

The requirements of being a public company, particularly after we lose our status as an “emerging growth company”, require significant resources and management attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we incur legal, accounting and other expenses and may incur further expenses after we are no longer an “emerging growth company.”

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

If we fail to implement the requirements of Section 404(b) in the required timeframe once we are no longer an emerging growth company, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and the NASDAQ. Furthermore, if we are unable to continue to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our Class A common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies or when necessary implement new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use could also restrict our future access to the capital markets. As of December 31, 2021, we have concluded that our internal control over financial reporting was effective based on criteria outlined in Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K, however, we cannot assure that material weaknesses will not be identified in the future.

The SG Members have the right to have their LLC Interests redeemed or exchanged into shares of Class A common stock, which, if exercised, will dilute our stockholders’ economic interest in SciPlay.

As of December 31, 2021, we have an aggregate of 600,456,499 shares of Class A common stock authorized but unissued, including 103,547,021 shares of Class A common stock issuable upon redemption or exchange of LLC Interests that are held by the SG Members. SciPlay Parent LLC entered into the Operating Agreement and, subject to certain restrictions set forth therein, the SG Members are entitled to have their LLC Interests redeemed or exchanged for shares of our Class A common stock or, at our option, cash.

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

Our articles of incorporation and bylaws provide that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada, will be the sole and exclusive forum for any actions, suits or proceedings, whether civil, administrative or investigative (i) brought in our name or right or on our behalf, (ii) asserting a claim for breach of any fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) arising or asserting a claim arising pursuant to any provision of Nevada Revised Statutes, Chapters 78 or 92A or any provision of our articles of incorporation or our bylaws, (iv) to interpret, apply, enforce or determine the validity of our articles of incorporation and bylaws or (v) asserting a claim governed by the internal affairs doctrine; provided that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. Our articles of incorporation and bylaws will further provide that, in the event that the Eighth Judicial District Court of Clark County, Nevada does not have jurisdiction over any such action, suit or proceeding, then any other state district court located in the State of Nevada will be the sole and exclusive forum therefor and in the event that no state district court in the State of Nevada has jurisdiction over any such action, suit or proceeding, then a federal court located within the State of Nevada will be the sole and exclusive forum therefor. Although we believe these provisions benefit us by providing increased consistency in the application of Nevada law in the types of lawsuits to which they apply, these provisions may have the effect of increasing the costs to bring a claim and limiting a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors and officers, which may discourage lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ articles of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our articles of incorporation and bylaws to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provisions contained in our articles of incorporation and bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

General Risk Factors

We are and may be in the future subject to securities class action, which may harm our business and operating results.

Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are and may be the target of this type of litigation in the future. Securities litigation against us may result in substantial costs and damages, and divert management’s attention from other business concerns, which may seriously harm our business, results of operations, financial condition or cash flows. For example, on or about October 14, 2019, the Police Retirement System of St. Louis filed a putative class action complaint in New York state court against SciPlay, certain of its executives and directors, and SciPlay’s underwriters with respect to its IPO (the “PRS Action”). On November 24, 2021, the New York court entered an order fully and finally approving the settlement agreement and dismissing the complaint in the consolidated action in its entirety. As another example, on or about November 4, 2019, plaintiff John Good filed a putative class action complaint in Nevada state court against SciPlay, certain of its executives and directors, SGC, and SciPlay’s underwriters with respect to the SciPlay IPO. On December 3, 2021, the Nevada court ordered the dismissal of the Nevada lawsuit with prejudice. Plaintiffs may bring similar securities litigation against us in the future. For additional information regarding our litigation, see Note 11.

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

From time to time, we pursue strategic acquisitions, such as our acquisition of Come2Play, Ltd (“Come2Play”) in June 2020 and Koukoi Games Oy (“Koukoi”) in July 2021. Our ability to succeed in implementing our strategy will depend to some degree upon our ability to identify and complete commercially viable acquisitions. We cannot assure that acquisition opportunities will be available on acceptable terms or at all, or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions.

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

We have grown significantly in recent years and we intend to continue to expand the scope and geographic reach of the games we provide. Our total revenue increased to $606.1 million in 2021, from $582.2 million in 2020, and $465.8 million in 2019. Our anticipated future growth will likely place significant demands on our management and operations. Our success in managing our growth will depend, to a significant degree, on the ability of our executive officers and other members of senior management to operate effectively, and on our ability to improve and develop our financial and management information systems, controls and procedures. In addition, we will likely have to successfully adapt our existing systems and introduce new systems, expand, train and manage our employees and improve and expand our sales and marketing capabilities.

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

For example, in 2018, the United States Court of Appeals for the Ninth Circuit decided that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. In April 2018, a putative class action lawsuit, Sheryl Fife v. Scientific Games Corp., was filed against our parent, Scientific Games, in federal district court that is directed against certain of our social casino games, including Jackpot Party® Casino. The plaintiff alleges substantially the same causes of action against our social casino games that are alleged with respect to Big Fish Casino, including the allegation that our social casino games violate Washington State gambling laws. In November 2021, Scientific Games entered into an agreement in principle to settle the lawsuit for the amount of $24.5 million. In December 2021, the district court granted a joint motion to stay appellate proceedings until final approval by the district court of the parties’ settlement. See Note 11 for further discussion. We may incur significant expense defending lawsuits to which we may be a party. Although the case was brought against Scientific Games, pursuant to the Intercompany Services Agreement, we would expect to cover or contribute to any damage awards due to the matter arising as a result of our business. If the plaintiff were to obtain a judgment in her favor in this lawsuit, then our results in Washington could be negatively impacted, and we could be restricted from operating social casino games in Washington. Additional legal proceedings targeting our social casino games and claiming violations of state or federal laws also could occur, based on the unique and particular laws of each jurisdiction. We cannot predict the likelihood, timing or scope of the consequences of such an outcome, or the outcome of any other legal proceedings to which we may be a party, any of which could have a material adverse effect on our results of operations, cash flows or financial condition.
.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We occupy approximately 60,000 square feet of space in the U.S. and approximately 35,000 square feet of space internationally. We believe that these facilities are adequate for our business as presently conducted. Set forth below is an overview of the principal leased real estate properties:

Location	Sq. Ft	Tenancy
Austin, Texas	25,087	Lease
Cedar Falls, Iowa	35,332	Lease
Tel Aviv, Israel	32,292	Lease

ITEM 3. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11, which is incorporated by reference into this Item 3 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol “SCPL”. On February 24, 2022, the closing sale price for our common stock on the Nasdaq Global Select Market was $12.81 per share. There was one holder of record of our Class A common stock and two holders of record of our Class B common stock as of February 24, 2022. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions.

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
Stockholder Return Performance Graph

The following graph compares the cumulative total stockholder return over the eleven-quarters ended December 31, 2021 of our then outstanding common stock, the NASDAQ Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours.

As a result of activity within the casual gaming industry, we expanded our peer group during the year ended December 31, 2021. As required by applicable securities regulations, we are including below both the modified peer group (“Modified Peer Group”) and the peer group used in prior years (“Prior Peer Group”).

The Prior Peer Group consists of Zynga Inc. (NASDAQ: ZNGA), Tencent Holdings Ltd. (OTC Market: TCTZF), Rovio Entertainment Oyj (OTC Market: ROVVF), Glu Mobile Inc. (NASDAQ: GLUU), Electronic Arts Inc. (NASDAQ: EA), Doubleu Games Co Ltd (Korea Exchange: 192080), Changyou.com Ltd (NASDAQ: CYOU) and Activision Blizzard Inc (NASDAQ: ATVI). In addition to the companies included in the Prior Peer Group, the Modified Peer Group includes Playtika Ltd. (NASDAQ: PLTK), Playstudios (NASDAQ: MYPS), and AppLovin (NASDAQ: APP). Electronic Arts Inc. acquired Glu Mobile Inc. in April 2021 and the combined company remains in both peer groups.

The companies in our peer groups have been weighted based on their relative market capitalization each quarter. The graph assumes that $100 was invested in our then outstanding common stock, the NASDAQ Composite Index and the peer group indices at the beginning of the eleven-quarter period and that all dividends were reinvested. The comparisons are not intended to be indicative of future performance of our common stock. We have included both the new and old peer group cumulative total return below.

	5/7/2019	12/31/2019	12/31/2020	12/31/2021
SciPlay Corp.	$100.00	$81.88	$92.27	$91.81
NASDAQ Composite	$100.00	$111.69	$161.86	$197.76
2020 Peer Group	$100.00	$168.89	$101.34	$91.65
2021 Peer Group	$100.00	$76.01	$100.56	$90.94

ITEM 6. [RESERVED]

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

BUSINESS OVERVIEW

We are a leading developer and publisher of digital games on mobile and web platforms. We operate in the social gaming market, which is characterized by gameplay online, on mobile phones or on tablets that are social and competitive, and self-directed in pace and session length. We generate substantially all of our revenue from in-app purchases in the form of coins, chips and cards, which players can use to play slot games, table games or bingo games. Players who install our games receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to extend their time of game play. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps.

We currently offer a variety of social casino games, including Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots, 88 Fortunes® Slots, MONOPOLY® Slots, and Hot Shot Casino®. We continue to pursue our strategy of expanding into the casual games market. Current casual game titles include Bingo Showdown®, Solitaire Pets™ Adventure, and Backgammon Live. We currently plan to launch an additional casual game in 2022. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend solitaire-style or bingo game play with adventure game features. All of our games are offered and played across multiple platforms, including Apple, Google, Facebook, Amazon, and Microsoft. In addition to our internally created game content, our content library includes recognizable, game content from Scientific Games. This content allows players who like playing land-based game content to enjoy some of those same titles in our free-to-play games. We have access to Scientific Games' library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY™, THE FLINTSTONES™, JAMES BOND™, and PLAYBOY™. We believe our access to this content, coupled with our years of experience developing in-house content, uniquely positions us to create compelling social games.

As described in Note 12, on March 1, 2022, we acquired 80% of all issued and outstanding share capital of privately held Alictus. Alictus has developed and published a number of games that have achieved #1 free game status in the iOS U.S. App Store, including Candy Challenge 3D™, Rob Master 3D™, Deep Clean Inc.™, Oh God!™, Money Buster!™, and Collect Cubes™. The Alictus acquisition allows us to further scale in the casual market while diversifying our revenue streams.

Trends and Recent Updates

In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world are implementing measures to prevent its spread, including the temporary closure of all non-essential businesses and travel restrictions. While many of our current and potential players may have had significantly more free time to play our games during the earlier stages of the pandemic, they may have also experienced sustained consumer unease and lower discretionary income. Although the increased player engagement we experienced during the first half of 2020 as a result of the stay-at-home measures across the U.S. receded, we are still seeing higher player engagement as compared to the pre-COVID-19 time period. We are not able to predict and quantify the ultimate impact of further COVID-19 developments on our results of operations in future periods.

Throughout 2021, we deployed significant updates across a number of our portfolio games, and we expect to deploy further updates to games in future years. While we have continued testing in certain international markets, we have not yet achieved the anticipated international market share growth. We plan to continue to explore opportunities and increase our investments in the expansion of international markets throughout 2022 and in future years.

In July of 2021, we acquired privately held Koukoi, a Finland-based developer and operator of casual mobile games which allows us to expand our casual games portfolio. See Note 1.

On July 15, 2021, Scientific Games submitted a proposal to our board of directors to acquire the approximately 19% remaining equity interest in SciPlay not already owned by them. On December 22, 2021, Scientific Games announced that it had withdrawn its offer and that it will retain its 81% economic interest and 98% voting interest in the Company.

Despite a challenging 2020 comparable that heavily benefited from global stay-at-home measures, 2021 was another record year for total revenue. Our year over year total revenue growth of 4% was below the overall industry growth. This result is primarily attributable to the previously disclosed event isolated in Jackpot Party® Casino during the third quarter and a delayed release of the third version of Quick Hit® Slots. Our fourth quarter compared to the third quarter of 2021 total revenue growth of 5% is above overall industry growth, showing a strong rebound from the above noted factors impacting Jackpot Party® Casino and Quick Hit® Slots. We believe that there is an opportunity for continued improvement of operating results in 2022 and beyond, as we continue to execute on our strategic game updates, enhanced analytics, international expansion, and an upcoming new game release.

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

For additional information on our strategy and key initiatives to date, see also “Strategy” in Part I, Item 1.

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

Non-GAAP Financial Measures

Adjusted EBITDA, or AEBITDA, as used herein, is a non-GAAP financial measure that is presented as supplemental disclosure and is reconciled to net income attributable to SciPlay as the most directly comparable GAAP measure as set forth in the below table. We define AEBITDA to include net income attributable to SciPlay before: (1) net income attributable to noncontrolling interest; (2) interest expense; (3) income tax expense; (4) depreciation and amortization; (5) restructuring and other, which includes charges or expenses attributable to: (a) employee severance; (b) management changes; (c) restructuring and integration; (d) M&A and other, which includes: (i) M&A transaction costs; (ii) purchase accounting adjustments (including contingent acquisition consideration); (iii) unusual items (including legal settlements related to major litigation); and (iv) other non-cash items; and (e) cost-savings initiatives; (6) stock-based compensation; (7) loss (gain) on debt financing transactions; and (8) other expense (income) including foreign currency (gains) and losses. We also use AEBITDA margin, a non-GAAP measure, which we calculate as AEBITDA as a percentage of revenue.

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

Operating Expenses

Operating expenses consist primarily of cost of revenue, sales and marketing expenses, general and administrative expenses, R&D, D&A, and restructuring and other expenses, each more fully described below. D&A expense is excluded from cost of revenue and other operating expenses, and is separately presented on the consolidated statements of income.

Cost of Revenue

Cost of revenue consists primarily of fees paid to platform providers such as Facebook, Google, Apple, Amazon and Microsoft, which generally represent approximately 30% of our revenue; licensing fees, which include intellectual property royalties paid to both affiliated and unaffiliated third parties; hosting fees; and other direct expenses incurred to generate revenue. We expect the aggregate amount of cost of revenue to increase for the foreseeable future as we grow our revenue and expand our business.

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

General and Administrative

General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation for our executives, finance, information technology, human resources and other administrative employees, and includes administrative parent services (see Note 10). In addition, general and administrative expenses include outside consulting, legal and accounting services, facilities and other supporting overhead costs not allocated to other departments. We expect that our aggregate amount of general and administrative expenses will increase for the foreseeable future as we continue to grow our business.

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

Restructuring and Other

Our restructuring and other expenses include charges or expenses attributable to: (a) employee severance; (b) management changes; (c) restructuring and integration; (d) M&A and other, which includes (i) M&A transaction costs; (ii) purchase accounting adjustments (including contingent acquisition consideration); (iii) unusual items (including legal settlements related to major litigation); and (iv) other non-cash items; and (e) cost-savings initiatives. Restructuring and other expenses will increase or decrease based on management actions and/or occurrence of charges described herein.
RESULTS OF OPERATIONS

Summary of Results of Operations

	Years ended December 31,		Variance
($ in millions, except percentages)	2021	2020	2021 vs. 2020
Revenue	$606.1	$582.2	$23.9		4%
Operating expenses	474.4	427.2	47.2		11%
Operating income	131.7	155.0	(23.3)		(15)%
Net income	125.0	146.0	(21.0)		(14)%
Net income attributable to SciPlay	19.3	20.9	(1.6)		(8)%
AEBITDA	$185.9	$188.7	$(2.8)		(1)%
Net income margin	20.6%	25.1%	(4.5)	pp	nm
AEBITDA margin	30.7%	32.4%	(1.7)	pp	nm
pp = percentage points. nm = not meaningful.

The following table reconciles Net income attributable to SciPlay to AEBITDA and AEBITDA margin:

	Years ended December 31,
($ in millions, except percentages)	2021	2020
Net income attributable to SciPlay	$19.3	$20.9
Net income attributable to noncontrolling interest	105.7	125.1
Net income	125.0	146.0
Restructuring and other(1)	31.5	2.0
Depreciation and amortization	15.5	9.7
Income tax expense	5.7	8.4
Stock-based compensation	7.2	22.0
Other expense, net	1.0	0.6
AEBITDA(2)	$185.9	$188.7
Revenue	$606.1	$582.2
Net income margin (Net income/Revenue)	20.6%	25.1%
AEBITDA margin (AEBITDA/Revenue)(2)	30.7%	32.4%
(1) Includes $24.5 million legal settlement charge (see Note 11).
(2) Refer to “Key Performance Indicators and Non-GAAP Measures” section above for the definitions of AEBITDA and AEBITDA margin presented in this table.

Revenue, Key Performance Indicators and Other Metrics

	Years ended December 31,		Variance
($ in millions)	2021	2020	2021 vs. 2020
Mobile	$537.3	$505.9	$31.4	6%
Web and other	68.8	76.3	(7.5)	(10)%
Total revenue	$606.1	$582.2	$23.9	4%

Revenue information by geography is summarized as follows:

	Years ended December 31,		Variance
($ in millions)	2021	2020	2021 vs. 2020
North America(1)	$555.5	$533.3	$22.2	4%
International	50.6	48.9	1.7	3%
Total revenue	$606.1	$582.2	$23.9	4%
(1) North America revenue includes revenue derived from the U.S., Canada, and Mexico. For the years ended December 31, 2021 and 2020, U.S. revenue was $515.8 million and $496.0 million, respectively.

The following reflects our Key Performance Indicators and Other Metrics:

(in millions, except ARPDAU, AMRPPU, and percentages)	Years ended December 31,		Variance
	2021	2020	2021 vs. 2020
Mobile Penetration(1)	89%	87%	2.0	pp	nm
Average MAU(1)	6.2	7.4	(1.2)		(16.2)%
Average DAU(1)	2.3	2.7	(0.4)		(14.8)%
ARPDAU(1)	$0.71	$0.60	$0.11		18.3%
Average MPUs(1)	0.5	0.5	—		—%
AMRPPU(1)	$95.26	$92.75	$2.51		2.7%
Payer Conversion Rate(1)	8.5%	7.1%	1.4	pp	nm
(1) KPI include results from current period players only. pp = percentage points. nm = not meaningful.

The increase in mobile penetration percentage primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.

Average MAU and average DAU decreased due to the turnover in users. Consequently, ARPDAU increased as a function of lower average DAU. AMRPPU increased while Average MPU was consistent with prior year due to introduction of new content and features resulting in increased paying player interaction.

All-time high payer conversion rate was due to the growing popularity of our games as we focused on live operations to enhance game play and engagement.

Operating Expenses

	Years ended December 31,		Variance		Percentage of Revenue
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020 Change
Operating expenses:
Cost of revenue(1)	$190.0	$185.3	$4.7	2.5%	31.3%	31.8%	(0.5)	pp
Sales and marketing(1)	135.3	130.7	4.6	3.5%	22.3%	22.4%	(0.1)	pp
General and administrative(1)	62.4	66.2	(3.8)	(5.7)%	10.3%	11.4%	(1.1)	pp
Research and development(1)	39.7	33.3	6.4	19.2%	6.6%	5.7%	0.9	pp
Depreciation and amortization	15.5	9.7	5.8	59.8%	2.6%	1.7%	0.9	pp
Restructuring and other	31.5	2.0	29.5	nm	nm	nm
Total operating expenses	$474.4	$427.2	$47.2	11.0%
(1) Excludes depreciation and amortization. nm = not meaningful. pp = percentage points.

Cost of Revenue

Cost of revenue increased due to higher platform fees in line with revenue growth and a $1.7 million increase in hosting fees, which was partially offset by a $4.4 million decrease in royalties for third-party IP.

Sales and Marketing

Sales and marketing expenses increased due to higher user acquisition spend of $2.6 million coupled with higher salaries and benefits of $1.7 million related to an average increased headcount of 11%. Sales and marketing expense as a percentage of revenue remained relatively flat.

General and Administrative

General and administrative expenses decreased primarily due to a decrease in stock-based compensation of $14.8 million due to a lower achievement of performance-based restricted stock plans. This decrease was partially offset by a $3.5 million increase in salaries and benefits related to an average increased headcount of 21% coupled with a $2.7 million increase in legal fees.

Research and Development

Research and development expenses increased primarily as a result of $4.5 million in higher salary and benefits costs primarily due to an increase in average salaries coupled with $1.5 million in higher external development service fees.

Depreciation and Amortization

Depreciation and amortization expenses increased primarily as a result of amortization associated with Come2Play and Koukoi recently acquired intangible assets.

Restructuring and Other

Restructuring and other expense increased primarily as a result of the $24.5 million charge related to our settlement of the Washington State Matter (see Note 11) coupled with an increase of $5.1 million in legal and professional services fees primarily associated with the Scientific Games buyback offer and acquisition due diligence. Additionally, Restructuring and other expense includes a $1.5 million credit related to the remeasurement of our contingent acquisition consideration.

Net Income

Net income primarily decreased as a result of the Washington State settlement charge of $24.5 million coupled with higher legal and professional services (described in Restructuring and other section above), partially offset by continued growth in mobile revenue as average monthly revenue per paying customer and payer conversion rates continued to increase throughout 2021 (as described above).

Net income margin decreased by (4.5) percentage points as a result of the above stated drivers.

Noncontrolling Interest

Net income attributable to noncontrolling interest decreased due to the decrease in Net income as described above.

AEBITDA

AEBITDA decreased primarily due to the increase in operating costs resulting from increases in salaries and benefits, partially offset by revenue growth (as described above).
AEBITDA margin decreased by (1.7) percentage points as a result of the above stated drivers.

For 2020 and 2019 consolidated results comparison, see Part II, Item 7 of our 2020 Annual Report on Form 10-K.

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

•Business acquisitions;

•Income taxes;

•Variable interest entities (VIE); and

•Legal contingencies.

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

Business Acquisitions

We account for business acquisitions in accordance with ASC 805.

In business combinations, the acquiring entity is required to recognize all (and only) acquired assets and liabilities assumed in the transaction and establish the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed.

If the Company determines the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets rather than a business combination. In an asset acquisition, the acquiring entity is required to allocate the cost of the group of assets acquired to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than non-qualifying assets (for example cash) and does not give rise to goodwill.

Determining the fair value of assets acquired and liabilities assumed requires management judgment and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. Any changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these fair values, we could record impairment charges. In addition, we have estimated the useful lives of certain acquired assets, and these lives are used to calculate Depreciation and amortization expense. If our estimates of the useful lives change, Depreciation & amortization expense could be accelerated or slowed.

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

Variable Interest Entities (VIE)

As described in Note 1, SciPlay's sole material asset is its member's interest in SciPlay Parent LLC. Due to SciPlay's power to control combined with its significant economic interest in SciPlay Parent LLC, we concluded that SciPlay is the primary beneficiary of the VIE, and therefore it will consolidate the financial results of SciPlay Parent LLC and its subsidiaries. Any future changes to the economic interest and/or the SciPlay Parent LLC Agreement, among other factors, may result in a different conclusion, and such change would have a material impact on SciPlay financial statements, as SciPlay Parent LLC and its subsidiaries would not be consolidated but rather accounted for under the equity method of accounting.

Legal Contingencies

We are subject to certain legal proceedings, demands, claims and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss. If we determine that a loss is reasonably possible and the range of the loss can be reasonably estimated, then we disclose the range of the possible loss. Significant judgment is required in the determination of whether a potential loss is probable, reasonably possible, or remote and in the determination of whether a potential exposure is reasonably estimable. Our accruals are based on the best information available at the time. As additional information becomes available, we reassess the liabilities and disclosures related to our pending claims and litigation and may revise our estimates. Potential legal liabilities and the revision of estimates of legal liabilities could have a material impact on our results of operations, cash flows, and financial position. For discussion of our legal proceedings, see Note 11, which is incorporated by reference into Item 3 of this Annual Report on Form 10-K.

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

Our total cash on hand was $364.4 million and $268.9 million at years ended December 31, 2021 and 2020, respectively.

Revolving Credit Facility
We have a $150.0 million Revolver by and among SciPlay Holding, as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The interest rate is either Adjusted LIBOR (as defined in the Revolver) plus 2.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) or ABR plus 1.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) at our option. We are required to pay to the lenders a commitment fee of 0.500% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the five-year anniversary of the closing date of the Revolver, which fee varies based on the total net leverage ratio and is subject to a floor of 0.375%. As of December 31, 2021, the commitment fee was 0.375% per annum. The Revolver provides for up to $15.0 million in letter of credit issuances, which requires customary issuance and administration fees, and a fronting fee of 0.125%.

On May 27, 2021, SciPlay Holding, entered into Amendment No. 1 to that certain $150.0 million Revolver, by and among SciPlay Holding, SciPlay Parent LLC, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent and issuing lender (such amendment, “Amendment No. 1”). Amendment No. 1 amended, among other things, certain negative covenants in the Revolver to permit SciPlay Holding to merge or consolidate with and into its direct subsidiary, Phantom EFX, LLC, which was renamed SciPlay Games, LLC (“SciPlay Games”) immediately following such merger. Substantially simultaneously with the merger, SciPlay Games expressly assumed all obligations of SciPlay Holding as the successor borrower under the Revolver.

The Revolver contains covenants that, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer or dispose of property and assets; invest; make dividends or distributions or other restricted payments; and engage in affiliate transactions, with the exception of certain payments under the TRA and payments in respect of certain tax distributions under the Operating Agreement. In addition, the Revolver requires us to maintain a maximum total net leverage ratio not to exceed 2.50:1.00 and to maintain a minimum fixed charge coverage ratio of no less than 4.00:1.00. Such covenants are tested quarterly at the end of each fiscal quarter. As of December 31, 2021, there were no borrowings outstanding, and we were in compliance with the financial covenants under the Revolver.

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

As described in Note 12, on February 28, 2022, we entered into Amendment No. 2 to the Revolver, by and among SciPlay Holding, SciPlay Parent Company, LLC, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent and issuing lender (such amendment, “Amendment No. 2”). Amendment No. 2, among other things, (i) amends certain interest rate provisions related to Sterling-denominated revolving loans, (ii) increases SciPlay Games’ and its subsidiaries capacity to acquire non-loan parties and (iii) allows for the acquisition of Alictus.

Changes in Cash Flows
The following table presents a summary of our cash flows for the periods indicated:

	Years Ended December 31,
($ in millions)	2021	2020
Net cash provided by operating activities	$163.8	$193.4
Net cash used in investing activities	(14.8)	(19.7)
Net cash used in financing activities	(53.6)	(16.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.1	0.6
Increase in cash and cash equivalents and restricted cash	$95.5	$158.3
Net cash provided by operating activities decreased primarily due to lower earnings.
Net cash used in investing activities decreased primarily due to a $6.9 million decrease in acquisition activity, partially offset by a $2.0 million increase in capital expenditures primarily related to increased internal development costs.
Net cash used in financing activities increased primarily due to a $17.6 million increase in distributions to Parent and affiliates, a $12.8 million increase in net redemptions of common stock under stock-based compensation plans, a $5.2 million increase in minimum guarantee license payments, and a $1.3 million increase in payments made under the TRA.
Credit Agreement and Other Debt

For additional information regarding our credit agreement and other debt and interest rate risk, see “Contractual Obligations” in this Item 7 below; Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk”; and Note 1.

Contractual Obligations
Our contractual obligations as of December 31, 2021 principally include obligations associated with our future minimum operating lease obligations, license minimum guarantees, obligations under the TRA and an obligation related to Come2Play contingent acquisition consideration as set forth in the table below:

	Cash Payments Due In
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating leases	$8.2	$2.5	$5.7	$—	$—
Contingent acquisition consideration	1.0	1.0	—	—	—
Obligations under the TRA	68.8	4.1	12.7	8.9	43.1
License royalty minimum guaranteed payments	14.9	3.7	10.7	0.5	—
Total contractual obligations(1)	$92.9	$11.3	$29.1	$9.4	$43.1

(1) Excludes $24.5 million legal settlement charge (see Note 11 for details).
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

As of December 31, 2021, we had no material exposure to market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other information required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 57.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on that evaluation, the CEO and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this annual report.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

An attestation of the Company’s internal control over financial reporting by our independent registered public accounting firm is not included as we are an Emerging Growth Company and are exempt from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Conduct that applies to all of our officers, directors and employees (including our CEO and Interim Chief Financial Officer) and have posted the Code of Business Conduct on our website at https://investors.sciplay.com/static-files/0926b359-398b-447c-b58f-070446de7973. In the event that we have any amendments to or waivers from any provision of the Code of Business Conduct applicable to our CEO or Interim Chief Financial Officer, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on our website at https://investors.sciplay.com/financials-and-filings/sec-filings.

Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2022 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2022, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2022 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2022, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2022 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2022, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2022 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2022, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2022 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2022, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SciPlay Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SciPlay Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity/accumulated net parent investment, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
March 2, 2022

We have served as the Company's auditor since 2016.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue	$606.1	$582.2	$465.8
Operating expenses:
Cost of revenue(1)	190.0	185.3	158.5
Sales and marketing(1)	135.3	130.7	129.7
General and administrative(1)	62.4	66.2	40.6
Research and development(1)	39.7	33.3	23.6
Depreciation and amortization	15.5	9.7	7.0
Restructuring and other(2)	31.5	2.0	2.7
Operating income	131.7	155.0	103.7
Other expense:
Other expense, net	(1.0)	(0.6)	(1.5)
Total other expense, net	(1.0)	(0.6)	(1.5)
Net income before income taxes	130.7	154.4	102.2
Income tax expense	5.7	8.4	8.7
Net income	125.0	146.0	93.5
Less: Net income attributable to the noncontrolling interest	105.7	125.1	61.1
Net income attributable to SciPlay	$19.3	$20.9	$32.4

Basic and diluted net income attributable to SciPlay per share(3):
Basic	$0.80	$0.92	$0.53
Diluted	$0.77	$0.86	$0.53

Weighted average number of shares of Class A common stock used in per share calculation:
Basic shares	24.2	22.8	22.7
Diluted shares	25.0	24.4	22.7

(1) Excludes depreciation and amortization.
(2) Includes $24.5 million legal settlement charge (see Note 11).
(3) Basic and diluted EPS is calculated including only net income attributable to SciPlay generated from May 7, 2019, the period following our IPO in which we had outstanding Class A common stock. See Note 1 — Description of the Business and Summary of Significant Accounting Policies for further information regarding SciPlay Corporation’s IPO. See Note 8 — Earnings Per Share for further details regarding the computation of earnings per share.

See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2021	2020	2019
Net income	$125.0	$146.0	$93.5
Other comprehensive income:
Foreign currency translation gain, net of tax	1.2	3.1	3.4
Total comprehensive income	126.2	149.1	96.9
Less: comprehensive income attributable to the noncontrolling interest	106.7	127.6	62.4
Comprehensive income attributable to SciPlay	$19.5	$21.5	$34.5

See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$364.4	$268.9
Accounts receivable, net (allowance for doubtful accounts of $—)	39.6	36.6
Prepaid expenses and other current assets	6.4	5.9
Total current assets	410.4	311.4
Property and equipment, net	3.5	4.4
Operating lease right-of-use assets	6.8	8.5
Goodwill	131.1	129.8
Intangible assets and software, net	49.6	30.3
Deferred income taxes	78.5	82.5
Other assets	1.7	1.9
Total assets	$681.6	$568.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20.0	$23.2
Accrued liabilities	50.2	22.9
Due to affiliate	1.6	5.5
Total current liabilities	71.8	51.6
Operating lease liabilities	5.4	7.5
Liabilities under the TRA	64.7	68.5
Other long‑term liabilities	14.7	5.7
Total liabilities	156.6	133.3
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 625.0 shares authorized, 24.5 and 22.8 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class B common stock, par value $0.001 per share, 130.0 shares authorized, 103.5 and 103.5 shares issued and outstanding as of December 31, 2021 and 2020, respectively	0.1	0.1
Additional paid-in capital	45.2	46.1
Retained earnings	52.2	32.9
Accumulated other comprehensive income	1.1	0.9
Total SciPlay stockholders’ equity	98.6	80.0
Noncontrolling interest	426.4	355.5
Total stockholders’ equity	525.0	435.5
Total liabilities and stockholders’ equity	$681.6	$568.8

See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ACCUMULATED NET PARENT INVESTMENT
(in millions)

	Accumulated net parent investment	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
		Shares	Amount	Shares	Amount
December 31, 2018	$140.8	—	$—	—	$—	$—	$—	$(2.2)	$—	$138.6
Activity prior to IPO and organization transactions:
Net income	20.4	—	—	—	—	—	—	—	—	20.4
Transactions with Parent and affiliates, net	9.2	—	—	—	—	—	—	—	—	9.2
Currency translation adjustment and other	—	—	—	—	—	—	—	1.9	—	1.9
May 7, 2019	$170.4	—	$—	—	$—	$—	$—	$(0.3)	$—	$170.1
Issuance of Class A common stock in the IPO, net of underwriting discount and offering costs	—	22.7	—	—	—	59.9	—	—	272.9	332.8
Issuance of Class B common stock	—	—	—	103.5	0.1	—	—	—	—	0.1
Allocation of SGC equity to noncontrolling interests	(170.4)	—	—	—	—	30.7	—	0.2	139.5	—
Distributions to Parent and affiliates, net	—	—	—	—	—	(56.1)	—	—	(255.6)	(311.7)
Net effect of tax-related organization transactions and other	—	—	—	—	—	5.6	—	—	—	5.6
Activity subsequent to IPO and organization transactions:
Net income	—	—	—	—	—	—	12.0	—	61.1	73.1
Stock-based compensation	—	—	—	—	—	1.5	—	—	4.7	6.2
Currency translation and other	—	—	—	—	—	0.1	—	0.4	0.8	1.3
December 31, 2019	$—	22.7	$—	103.5	$0.1	$41.7	$12.0	$0.3	$223.4	$277.5
Net income	—	—	—	—	—	—	20.9	—	125.1	146.0
Stock-based compensation	—	—	—	—	—	4.5	—	—	17.5	22.0
Net issuance (redemption) of common stock in connection with RSUs	—	0.1	—	—	—	(0.1)	—	—	(0.2)	(0.3)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(12.8)	(12.8)
Currency translation	—	—	—	—	—	—	—	0.6	2.5	3.1
December 31, 2020	$—	22.8	$—	103.5	$0.1	$46.1	$32.9	$0.9	$355.5	$435.5
Net income	—	—	—	—	—	—	19.3	—	105.7	125.0
Stock-based compensation	—	—	—	—	—	1.5	—	—	4.8	6.3
Net issuance (redemption) of common stock in connection with RSUs and other	—	1.7	—	—	—	(2.4)	—	—	(10.6)	(13.0)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(30.0)	(30.0)
Currency translation	—	—	—	—	—	—	—	0.2	1.0	1.2
December 31, 2021	$—	24.5	$—	103.5	$0.1	$45.2	$52.2	$1.1	$426.4	$525.0

See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2021	2020	2019
Cash flow from operating activities:
Net income	$125.0	$146.0	$93.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15.5	9.7	7.0
Contingent acquisition consideration fair value adjustment	(1.5)	—	1.7
Legal reserve (see Note 11)	24.5	—	—
Deferred income taxes	3.6	4.3	(0.5)
Stock-based compensation	7.2	22.0	8.9
Operating expenses paid by Parent and affiliates	—	—	7.2
Payments of contingent acquisition consideration	—	(4.0)	(25.2)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2.9)	(3.9)	(0.4)
Prepaid expenses, other current assets and other assets	—	(0.8)	1.7
Accrued liabilities, accounts payable and other liabilities	(4.7)	17.2	(3.9)
Due to affiliate and other, net	(2.9)	2.9	3.0
Net cash provided by operating activities	163.8	193.4	93.0
Cash flows from investing activities:
Capital expenditures	(9.1)	(7.1)	(8.8)
Business acquisitions, net of cash acquired	(5.7)	(12.6)	—
Net cash used in investing activities	(14.8)	(19.7)	(8.8)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	—	—	341.7
Net proceeds from issuance of Class B common stock	—	—	0.1
Distributions to Scientific Games and affiliates, net	(30.0)	(12.4)	(311.7)
Payments of deferred offering costs	—	—	(9.3)
Payments of contingent acquisition consideration	(1.0)	(0.5)	(1.8)
Payments under tax receivable agreement	(3.8)	(2.5)	—
Payments on license obligations	(5.5)	(0.3)	(2.0)
Taxes paid related to net share settlement of equity awards and other	(13.3)	(0.3)	—
Payments of debt issuance costs	—	—	(1.1)
Net cash (used in) provided by financing activities	(53.6)	(16.0)	15.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	0.6	0.5
Increase in cash, cash equivalents and restricted cash	95.5	158.3	100.6
Cash, cash equivalents and restricted cash, beginning of period	268.9	110.6	10.0
Cash, cash equivalents and restricted cash, end of period	$364.4	$268.9	$110.6
Supplemental cash flow information:
Cash paid for income taxes	$4.8	$2.0	$1.5
Payment for Scientific Games’ intellectual property license included in Distributions to Scientific Games and affiliates, net	—	—	255.0
Non-cash investing and financing transactions:
Non-cash additions to intangible assets related to license agreements	$14.1	$1.8	$—

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

We develop, market and operate a portfolio of games played on various mobile and web platforms, including social casino games Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots, 88 Fortunes® Slots, MONOPOLY® Slots, and Hot Shot Casino®, and casual games Bingo Showdown®, and Solitaire Pets™ Adventure. We have one operating segment with one business activity, developing and monetizing social games.

Initial Public Offering
We completed our initial public offering of 22,720,000 shares of Class A common stock in May 2019. After giving effect to the underwriters’ partial exercise of their over-allotment option, we received $341.7 million in proceeds, net of underwriting discount, but before offering expenses of $9.3 million. In connection with the IPO, we also issued shares of Class B common stock to the SG Members on a one-to-one basis with the number of LLC Interests owned by the SG Members following the IPO.

In connection with the above, we consummated a series of organizational transactions, including amending and restating our articles of incorporation to provide for Class A common stock and Class B common stock, resulting in the use of net proceeds from the IPO and the underwriters’ exercise of the over-allotment option after deducting the underwriting discount, as follows:

	Amount	Note
To acquire 20,725,319 LLC Interests from SG Social Holding Company I, LLC (1)	$311.7	(A)
To acquire 1,994,681 newly issued LLC Interests from SciPlay Parent LLC	30.0	(B)
Net proceeds after deducting underwriting discount	$341.7

(A) SG Social Holding Company I, LLC subsequently used these proceeds as follows:
Acquire IP License from Parent (“Upfront License Payment”)(2)	$255.0
Distributed as a dividend to Parent	56.7
	$311.7
(B) SciPlay Parent LLC subsequently used the proceeds as follows:
Fees and expenses incurred in connection with the IPO	$9.3
General corporate purposes, including a portion of contingent acquisition consideration	20.7
	$30.0
(1) An unconsolidated intermediate holding company.
(2) Such rights, duties, obligations and interest under the IP License Agreement were assigned to SciPlay.

Our corporate structure is commonly referred to as an “Up-C” structure, which allows the SG Members to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “passthrough” entity, for U.S. income tax purposes. One of these benefits is that future taxable income of SciPlay Parent LLC that is allocated to the SG Members will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the SciPlay Parent LLC entity level. Additionally, because the SG Members may exchange or redeem their LLC Interests for newly issued shares of our Class A common stock on a one-for-one basis or, at our option, for cash, the Up-C structure also provides the SG Members with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.

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

Variable Interest Entities (“VIE”) and Consolidation

Subsequent to the IPO, our sole material asset is our member’s interest in SciPlay Parent LLC. In accordance with the Operating Agreement of SciPlay Parent LLC, we have all management powers over the business and affairs of SciPlay Parent LLC and to conduct, direct and exercise full control over the activities of SciPlay Parent LLC. Class A common stock issued in the IPO does not hold majority voting rights but holds 100% of the economic interest in the Company, which results in SciPlay Parent LLC being considered a VIE. Due to our power to control the activities most directly affecting the results of SciPlay Parent LLC, we are considered the primary beneficiary of the VIE. Accordingly, beginning with the IPO, we consolidate the financial results of SciPlay Parent LLC and its subsidiaries.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less. We place our temporary cash investments with high credit quality financial institutions. At times, such investments in U.S. accounts may be in excess of the Federal Deposit Insurance Corporation insurance limit. We had $7.3 million and $5.6 million held in foreign currency and foreign bank accounts as of December 31, 2021 and December 31, 2020, respectively.

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

We had no allowance for doubtful accounts as of December 31, 2021 and December 31, 2020 and had no significant write-offs or recoveries during the last three years.

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

Revenue Recognition
We generate revenue from the sale of coins, chips and cards, which players can use to play casino-style slot games, table games and bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). We distribute our games through various global social web and mobile platforms such as Facebook, Apple, Google, Amazon, and Microsoft. The games we offer are internally branded franchises, original content and/or third-party branded games.

Disaggregation of Revenue
We believe disaggregation of our revenue on the basis of platform and geographical locations of our players is appropriate because the nature and the number of players generating revenue could vary on such basis, which represent different economic risk profiles.
The following table presents our revenue disaggregated by type of platform:

	Years Ended December 31,
	2021	2020	2019
Mobile	$537.3	$505.9	$391.0
Web and other	68.8	76.3	74.8
Total revenue	$606.1	$582.2	$465.8
The following table presents our revenue disaggregated based on the geographical location of our players:

	Years Ended December 31,
	2021	2020	2019
North America (1)	$555.5	$533.3	$422.4
International	50.6	48.9	43.4
Total revenue	$606.1	$582.2	$465.8
(1) North America revenue includes revenue derived from the U.S., Canada, and Mexico. For the years ended December 31, 2021, 2020, and 2019, U.S. revenue was $515.8 million, $496.0 million, and $395.3 million, respectively.

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

The following table summarizes our opening and closing balances in contract assets, contract liabilities and accounts receivable:

	Accounts Receivable	Contract Assets(1)	Contract Liabilities(2)
Balance as of January 1, 2021	$36.6	$0.2	$0.6
Balance as of December 31, 2021	39.6	0.2	0.5
(1) Contract assets are included within Prepaid expenses and other current assets in our consolidated balance sheets.
(2) Contract liabilities are included within Accrued liabilities in our consolidated balance sheets.
During the years ended December 31, 2021 and 2020, we recognized $0.6 million and $0.6 million, respectively, of revenue that was included in the respective period beginning contract liability balance. Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

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

Concentration of Credit Risk
Our revenue and accounts receivable are generated via certain platform providers, which subject us to a concentration of credit risk. The following tables summarize the percentage of revenues and accounts receivable generated via our platform providers in excess of 10% of our total revenues and total accounts receivable:

	Revenue Concentration			Accounts Receivable Concentration
	Years Ended December 31,			As of December 31,
	2021	2020	2019	2021	2020
Apple	47.1%	46.3%	44.8%	49.8%	49.2%
Google	36.7%	37.1%	35.9%	33.9%	35.4%
Facebook	12.4%	13.1%	16.7%	12.1%	11.5%
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

Advertising Cost

The cost of advertising is expensed as incurred and totaled $123.1 million, $123.0 million and $123.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Advertising costs primarily consist of marketing and player acquisition and retention costs and are included in Sales and marketing expenses.

Research and Development (R&D)

R&D costs relate primarily to employee costs associated with game development and enhancement costs that do not meet internal-use software capitalization criteria. Such costs are expensed as incurred.

Restructuring and Other

Restructuring and other includes charges or expenses attributable to: (a) employee severance; (b) management changes; (c) restructuring and integration; (d) M&A and other, which includes (i) M&A transaction costs; (ii) purchase accounting adjustments (including contingent acquisition consideration); (iii) unusual items (including legal settlements related to major litigation); and (iv) other non-cash items; and (e) cost-savings initiatives.

Restructuring and other expense for the years ended December 31, 2021, 2020 and 2019 primarily related to items (a), (c), and (d) set forth above, which included a $24.5 million legal settlement charge for the year ended December 31, 2021 (see Note 11).

Contingent Acquisition Consideration

Our contingent consideration liability is recorded at fair value on the acquisition date as part of the consideration transferred and is remeasured each reporting period. The changes in fair value of contingent acquisition consideration as a result of remeasurement are included in Restructuring and other expenses. The inputs used to measure the fair value of the Contingent acquisition consideration liability primarily consist of projected earnings‑based measures and probability of achievement (categorized as Level 3 in the fair value hierarchy as established by ASC 820).
During the second quarter of 2019, we agreed with the SpiceRack selling shareholders to pay them $31.0 million in total contingent acquisition consideration. We paid $4.0 million and $27.0 million during the years ended December 31, 2020 and 2019, respectively.

During the second quarter of 2020, we acquired Come2Play for a total purchase consideration of $17.8 million which includes $3.7 million in estimated contingent acquisition consideration. During 2021, we remeasured the Come2Play contingent acquisition consideration resulting in a $1.5 million reduction, which is included in Restructuring and other. We paid $0.5 million and $1.0 million during the years ended December 31, 2020 and 2021, respectively.
The following table summarizes our contingent acquisition consideration liabilities:

	As of December 31,
	2021	2020
Contingent acquisition consideration included in accrued liabilities	$1.0	$1.0
Contingent acquisition consideration included in other long-term liabilities	—	2.4

The maximum remaining payout for contingent acquisition consideration was $6.0 million, as of December 31, 2021.

Foreign Currency Translation

We have operations in Israel and Finland where the local currency is the functional currency. Assets and liabilities of foreign operations are translated at period-end rates of exchange, and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements were accumulated as a separate component of Accumulated other comprehensive income (loss) in Stockholders’ Equity/Accumulated Net Parent Investment. Gains or losses resulting from foreign currency transactions are included in Other income (expense), net.

Acquisitions

We account for business combinations in accordance with ASC 805. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition related restructuring costs, which are expensed as incurred, from acquisition accounting. If the Company determines the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets rather than a business combination. In an asset acquisition, the acquiring entity is required to allocate the cost of the group of assets acquired to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than non-qualifying assets (for example cash) and does not record goodwill.

In July 2021, we acquired privately held Koukoi Games Oy, a Finnish-based developer and operator of casual mobile games, for $5.4 million cash consideration, net of cash acquired, that allows us to expand our casual games portfolio. The transaction was accounted for as an asset acquisition, with substantially all of the cash consideration transferred allocated to intellectual property, which was assigned a 5-year useful life.

In June 2020, we completed the acquisition of all of the issued and outstanding capital stock of privately held mobile and social game company Come2Play, which expands our existing portfolio of social games. Come2Play offers a solitaire social game targeted towards casual game players on the same platforms in which we currently offer our existing games. The total purchase consideration was $17.8 million including $3.7 million in contingent acquisition consideration. Our allocation of the purchase price resulted in $12.7 million allocated to acquired intangible assets, which included $6.8 million in customer relationships, $4.1 million in intellectual property, and $1.8 million in brand names, which have useful lives of seven, five and seven years, respectively, an immaterial amount of net working capital and $6.9 million in excess purchase price allocated to goodwill. The factors contributing to the recognition of goodwill are based on expected synergies resulting from this acquisition, including the expansion of the games portfolio. None of the resultant goodwill is expected to be deductible for income tax purposes.

The results of operations from the above acquisitions have been included in our consolidated statement of income since the date of acquisition, which results were not material for the periods presented nor any historical periods. The fair value of intangible assets was determined using a combination of the royalty savings method and excess earnings method, and considered the Level 3 hierarchy as established by ASC 820.

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

The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximates their recorded values due to the short-term nature of these instruments. Additionally, the inputs used to measure the fair value of contingent consideration liability are categorized as Level 3 in the fair value hierarchy. Refer to Contingent Acquisition Consideration section above for additional disclosures.

As of December 31, 2021 and 2020 we did not have other assets and liabilities recorded at fair value on a recurring or nonrecurring basis other than those described above.

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

The following reflects amortization expense related to these licenses and recorded in depreciation and amortization:

	Years Ended December 31,
	2021	2020	2019
Amortization expense	$4.6	$1.2	$0.8

The following are our total minimum guaranteed obligations for the periods presented:

	As of December 31,
	2021	2020
Current liabilities	$3.7	$2.6
Other long-term liabilities	11.2	0.3
Total minimum guarantee obligation	$14.9	$2.9
Weighted average remaining term (in years)	3.9	2.4
Revolving Credit Facility

SciPlay Holding, a wholly owned subsidiary of SciPlay Parent LLC, as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, entered into a $150.0 million revolving credit agreement that matures in May 2024. The interest rate is either Adjusted LIBOR (as defined in the Revolver) plus 2.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) or ABR (as defined in the Revolver) plus 1.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) at our option. We are required to pay to the lenders a commitment fee of 0.500% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the five-year anniversary of the closing date of the Revolver, which fee varies based on the total net leverage ratio and is subject to a floor of 0.375%. As of December 31, 2021, the commitment fee was 0.375% per annum. The Revolver provides for up to $15.0 million in letter of credit issuances, which requires customary issuance and administration fees, and a fronting fee of 0.125%.

On May 27, 2021, we entered into Amendment No. 1 to the Revolver, by and among SciPlay Holding, SciPlay Parent LLC, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent and issuing lender (such amendment, “Amendment No. 1”). Amendment No. 1 amended, among other things, certain negative covenants in the Revolver to permit SciPlay Holding to merge or consolidate with and into its direct subsidiary, Phantom EFX, LLC, which was renamed SciPlay Games, LLC (“SciPlay Games”) immediately following such merger. Substantially simultaneously with the merger, SciPlay Games expressly assumed all obligations of SciPlay Holding as the successor borrower under the Revolver.

The Revolver contains covenants that, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer or dispose of property and assets; invest; make dividends or distributions or other restricted payments; and engage in affiliate transactions, with the exception of certain payments under the TRA and payments in respect of certain tax distributions under the Operating Agreement. In addition, the Revolver requires us to maintain a maximum total net leverage ratio not to exceed 2.50:1.00 and to maintain a minimum fixed charge coverage ratio of no less than 4.00:1.00. Such covenants are tested quarterly at the end of each fiscal quarter. As of December 31, 2021, there were no borrowings outstanding, and we were in compliance with the financial covenants under the Revolver.

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

We capitalized $1.1 million in debt issuance costs associated with the Revolver as of May 7, 2019, which are presented in Other assets and amortized over the term of the arrangement and reflected in Other income (expense). We have incurred $0.6 million in unused revolver commitment fees during the year ended December 31, 2021, which are reflected in Other income (expense).

New Accounting Guidance‑ Recently Adopted
The FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments, on July 19, 2021. The new guidance requires the lessor to classify a lease with variable lease payments that do not depend on an index or a rate as an operating lease at lease commencement if classifying the lease as a sales-type lease or direct financing lease would result in the recognition of a selling loss. We adopted this standard during the third quarter of 2021 on a prospective basis. The adoption of this guidance did not have a material effect on our consolidated financial statements.

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

(2) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:
.

	As of December 31,
	2021	2020
Prepaid expenses and other	$4.6	$4.1
Income tax receivable	1.6	1.6
Contract assets	0.2	0.2
	$6.4	$5.9
(3) Property and equipment, net

Property and equipment, net are stated at cost, and when placed in service, are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Item	Estimated Life in Years
Computer equipment	3 - 5
Furniture and fixtures	5 - 10
Leasehold improvements	Shorter of the estimated useful life or remaining lease term

Property and equipment, net consisted of the following:

	As of December 31,
	2021	2020
Computer equipment	$5.7	$5.0
Furniture and fixtures	2.1	2.1
Leasehold improvements and other	3.1	2.9
Less: accumulated depreciation and amortization	(7.4)	(5.6)
Total property and equipment, net	$3.5	$4.4

The following reflects depreciation and amortization expense related to property and equipment included within depreciation and amortization:

	Years Ended December 31,
	2021	2020	2019
Depreciation and amortization expense	$1.8	$1.7	$0.9

(4) Goodwill, Intangible Assets and Software, net
Goodwill
$120.7 million of goodwill reflected in these financial statements was allocated based on an estimate of the relative fair value that existed at the time of origination of goodwill in connection with the Parent’s legacy acquisitions and our acquisition of SpiceRack. The carrying value of goodwill increased by $6.9 million, as a result of the Come2Play acquisition in 2020.
We have identified a single reporting unit based on our management structure. Goodwill is tested for impairment annually as of October 1 of each fiscal year, or whenever events or circumstances make it more likely than not that impairment may have occurred since completion of the last annual test. We test our goodwill using the qualitative assessment to determine whether the fair value is “more likely than not” less than its carrying value. When qualitative factors indicate that the fair value is more likely than not less than its carrying value, a quantitative assessment is performed and an impairment charge is recognized for the amount by which the carrying value exceeds the fair value determined based on a quantitative test, not to exceed the total amount of goodwill.
Our annual goodwill impairment test as of October 1, 2021 indicated estimated fair value is in excess of its carrying value.
The table below reconciles the changes in the carrying value of goodwill for the period from December 31, 2019 to December 31, 2021.

Total
Balance as of December 31, 2019	$120.7
Acquired Goodwill	6.9
Foreign currency adjustments	2.2
Balance as of December 31, 2020	129.8
Foreign currency adjustments	1.3
Balance as of December 31, 2021	$131.1
Intangible Assets and Software, net
Intangible assets reflected in these financial statements were allocated based on an estimate of the relative fair value that existed at the time of origination of intangible assets in connection with the acquisitions. Intangible assets increased during the year ended December 31, 2021 as a result of the Koukoi acquisition and new minimum guarantee licenses that have been entered into. Identified intangible assets are amortized over three to ten years using the straight-line method, which materially approximates the pattern of the assets' use. Factors considered when assigning useful lives include legal, regulatory and contractual provisions, game or technology obsolescence, demand, competition and other economic factors.
The following table presents certain information regarding our intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2021
Amortizable intangible assets:
Intellectual property	$49.6	$(40.4)	$9.2
Customer relationships	30.7	(22.1)	8.6
Software	28.1	(17.8)	10.3
Licenses	23.6	(4.5)	19.1
Brand names and other	6.7	(4.3)	2.4
	$138.7	$(89.1)	$49.6

Balance as of December 31, 2020
Amortizable intangible assets:
Intellectual property	$42.2	$(37.2)	$5.0
Customer relationships	30.5	(19.8)	10.7
Software	21.9	(13.8)	8.1
Licenses	7.7	(3.5)	4.2
Brand names	6.1	(3.8)	2.3
	$108.4	$(78.1)	$30.3
.

The following reflects amortization expense related to intangible assets included within depreciation and amortization:

	Years Ended December 31,
	2021	2020	2019
Amortization expense	$13.7	$8.0	$6.1

Estimated amortization expense for the years ending December 31, 2022 through 2026 and thereafter is as follows:

Year	Expense
2022	$14.9
2023	12.9
2024	9.9
2025	7.3
2026	2.6
Thereafter	2.0
$49.6

(5) Accrued liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2021	2020
Legal contingencies (see Note 11)	$24.5	$—
Compensation and benefits	11.7	10.8
Liabilities under the TRA	4.1	4.0
License minimum guarantees	3.7	—
Operating lease liabilities	2.2	2.0
Contingent acquisition consideration	1.0	1.0
Income and other taxes	0.4	3.1
Other	2.6	2.0
	$50.2	$22.9

(6) Leases
Our operating leases primarily consist of real estate leases such as offices. Our leases have remaining terms of approximately 3 years. We do not have any finance leases. Our total variable and short term lease payments and operating lease expenses were immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	December 31, 2021	December 31, 2020
Operating lease right-of-use assets(1)	$6.8	$8.5
Accrued liabilities	2.2	2.0
Operating lease liabilities	5.4	7.5
Total operating lease liabilities	$7.6	$9.5

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2.4	$2.4
Weighted average remaining lease term, years	3.27	4.26
Weighted average discount rate	5.0%	5.0%

(1) Right-of-use assets obtained in exchange for lease obligations for the year ended December 31, 2021 were immaterial.
Lease liability maturities:

Operating Leases
2022	$2.5
2023	2.6
2024	2.4
2025	0.7
Less: Imputed Interest	(0.6)
Total	$7.6
As of December 31, 2021, we did not have material additional operating leases that have not yet commenced.

(7) Stockholders’ Equity and Noncontrolling Interest

Stockholders’ Equity

Holders of our Class A common stock and Class B common stock vote together as a single class, except where separate class voting is required by Nevada law. Each share of Class A common stock entitles its holder to one vote on all matters presented to our stockholders generally. Each share of Class B common stock entitles its holder to ten votes on all matters presented to our stockholders generally, for so long as the number of shares of our common stock beneficially owned by the SG Members and their affiliates represents at least 10% of our outstanding shares of common stock and, thereafter, one vote per share. As of December 31, 2021, Scientific Games owned all of the outstanding Class B common stock. Accordingly, Scientific Games continues to control shares representing 97.7% of the voting power in us and continues to have a controlling financial interest in and consolidate us.

Noncontrolling Interest

We are a holding company, and our sole material assets are LLC Interests that we purchased from SciPlay Parent LLC and SG Holding I, representing an aggregate 19.2% economic interest in SciPlay Parent LLC. The remaining 80.8% economic interest in SciPlay Parent LLC is owned indirectly by Scientific Games, through the ownership of LLC Interests by the indirect wholly owned subsidiaries of Scientific Games, the SG Members.

The organizational transactions (including the IP License Agreement), consummated in connection with the completion of the IPO, as described in Note 1, were executed concurrently with a single economic objective; therefore, the net effect of these transactions along with accumulated net parent investment balance as of the IPO date was allocated on a pro rata basis between additional paid-in capital and noncontrolling interest.

Stock-Based Compensation

Our Long-Term Incentive Plan authorizes the issuance of up to 6.5 million shares of our Class A common stock to be granted in connection with awards of incentive and nonqualified stock options, restricted stock and stock units, stock appreciation rights and performance-based awards. At our 2020 annual meeting of stockholders, our stockholders approved the adoption of the 2020 Employee Stock Purchase Plan (the “ESPP”), which authorizes the issuance of up to 250,000 shares of our Class A common stock. The first offering period under the ESPP commenced on January 1, 2021. During 2021, we issued 28,639 shares under the ESPP at an average issue price of $12.73.

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
The following table summarizes stock‑based compensation expense that is included in general and administrative expenses:

	Years Ended December 31,
	2021	2020	2019
Related to SciPlay equity awards	$6.8	$21.4	$5.7
Related to the Parent’s equity awards	0.4	0.6	3.2
Total	$7.2	$22.0	$8.9

Restricted Stock Units (RSUs)
A summary of changes in unvested RSUs under our equity-based compensation plans during 2021 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSU as of December 31, 2020	588,461	$12.24
Granted	434,262	$18.40
Vested	(262,668)	$11.19
Cancelled	(82,894)	$13.17
Unvested RSU as of December 31, 2021	677,161	$14.74

The weighted-average grant date fair value of RSUs granted during 2021, 2020, and 2019, was $18.40, $12.66, and $12.21, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. As of December 31, 2021, we had $9.1 million of unrecognized stock-based compensation expense relating to unvested RSUs that will be amortized on a straight-line basis over a weighted-average remaining term of approximately 1.4 years. The fair value at vesting date of RSU’s vested during the years ended December 31, 2021, 2020, and 2019, was $4.6 million, $1.7 million, and $— respectively.

Performance-Based Restricted Stock Units (PRSUs)
Starting with the second quarter of 2019, SciPlay employees including our senior executives are granted PRSUs with respect to our Class A common stock. The performance criteria for vesting of such PRSUs granted is generally based on revenue and/or Adjusted EBITDA metrics. Recipients of these awards generally must be actively employed by and providing services to the Company on the day the granted PRSUs vest in order to receive an award payout. In certain cases, upon death, disability or a qualifying termination, all or a pro-rata portion of the PRSUs will remain eligible to vest at the end of the performance period.

The fair value of the PRSUs granted was based on the average high-low price of our Class A common stock for the day prior to the date of each grant. Stock-based compensation expense associated with these awards is recognized over the service period based on our projection as to the probable outcome of the above specified performance conditions. We reassess the probability of meeting the above specified performance conditions at each reporting period using our current management forecast and adjust stock-based compensation expense to reflect current expected results, as necessary.

The following is a summary of changes in unvested PRSUs during 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested PRSU as of December 31, 2020	3,533,566	$15.77
Granted	1,169,435	$17.22
Vested	(2,157,264)	$15.81
Cancelled	(1,094,194)	$16.08
Unvested PRSU as of December 31, 2021	1,451,543	$17.13

The weighted-average grant date fair value of PRSUs granted during 2021, 2020, and 2019 was $17.22, $14.94, and $15.76, respectively. All of the PRSUs granted during 2021 remained unvested as of December 31, 2021. As of December 31, 2021, we had $4.1 million of unrecognized stock-based compensation expense relating to unvested PRSUs that will be amortized on a straight-line basis over a weighted-average remaining term of approximately 1.0 year. The fair value at vesting date of PRSU’s vested during the years ended December 31, 2021, 2020, and 2019, was $38.1 million, $0.5 million, and $—, respectively.

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

Basic and diluted EPS is calculated including only net income attributable to SciPlay generated from May 7, 2019, the period following our IPO in which we had outstanding Class A common stock.

We excluded Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have an economic interest in us and therefore a separate presentation of EPS of Class B common stock under the two-class method has not been provided.

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net income	$125.0	$146.0	$93.5
Less: net income attributable to SG Social Holding Company II, LLC prior to IPO	—	—	20.4
Less: net income attributable to the noncontrolling interest	105.7	125.1	61.1
Net income attributable to SciPlay	$19.3	$20.9	$12.0
Denominator:
Weighted average shares of Class A common stock for basic EPS	24.2	22.8	22.7
Effect of dilutive securities:
Stock-based compensation grants	0.8	1.6	—
Weighted average shares of Class A common stock for diluted EPS	25.0	24.4	22.7
Basic and diluted net income attributable to SciPlay per share:
Basic	$0.80	$0.92	$0.53
Diluted	$0.77	$0.86	$0.53

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

We hold an economic interest of 19.2% in SciPlay Parent LLC. The 80.8% that we do not own represents a noncontrolling interest for financial reporting purposes. SciPlay Parent LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, SciPlay Parent LLC is not subject to income tax in most U.S. jurisdictions, and SciPlay Parent LLC’s members, of which we are one, are liable for income taxes based on their allocable share of SciPlay Parent LLC’s taxable income.

The components of Net income before income taxes are as follows:

	Years Ended December 31,
	2021	2020	2019
United States	$128.6	$155.0	$101.1
Foreign	2.1	(0.6)	1.1
Net income before income taxes	$130.7	$154.4	$102.2

The components of income tax expense are as follows:

	Years Ended December 31,
	2021	2020	2019
Current
U.S. Federal	$0.4	$1.7	$5.4
U.S. State	0.4	1.3	1.5
Foreign	1.2	1.0	0.9
Total	$2.0	$4.0	$7.8
Deferred
U.S. Federal	4.4	3.6	0.6
U.S. State	0.2	0.9	0.5
Foreign	(0.9)	(0.1)	(0.2)
Total	3.7	4.4	0.9
Total income tax expense	$5.7	$8.4	$8.7

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	Years Ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of federal benefit	0.5%	1.3%	1.7%
Noncontrolling interest	(16.7)%	(17.3)%	(12.2)%
Other	(0.4)%	0.4%	(2.0)%
Effective income tax rate	4.4%	5.4%	8.5%

Our effective tax rate for the years ended December 31, 2021, 2020, and 2019 differ from the statutory rate of 21.0% primarily because we do not record income taxes for the noncontrolling interest portion of U.S. pre-tax income. Additionally, the periods prior to the IPO are presented using historical results of operations and cost basis of the assets and liabilities as if we operated on a standalone basis during those periods, and the tax provision is calculated as if we completed separate tax returns apart from our Parent (“Separate-return Method’’). Certain legal entities that are included in these financial statements under the Separate-return Method were included in tax filings of affiliated entities that are not part of these financial statements.

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following:

	As of December 31,
	2021	2020
Deferred tax assets:
Investment in LLC	$73.1	$74.3
TRA liability	16.7	17.5
Other	1.5	0.7
Valuation allowance	(12.1)	(9.6)
Realizable deferred tax assets	79.2	82.9
Deferred tax liabilities:
Difference in financial reporting and tax basis for:
Identifiable intangible assets	(3.5)	(2.9)
Other	(0.7)	—
Total deferred tax liabilities	(4.2)	(2.9)
Net deferred tax assets on balance sheet	$75.0	$80.0

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

As of December 31, 2021, we did not have any material NOL or credit carryforwards.

The following table summarizes our valuation allowances:

	As of December 31,
	2021	2020
Federal	$(10.5)	$(8.4)
State	(1.6)	(1.2)
Foreign	—	—
	$(12.1)	$(9.6)

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

We apply a recognition threshold and measurement attribute related to uncertain tax positions taken or expected to be taken on our tax returns. We recognize a tax benefit for financial reporting of an uncertain income tax position when it has a greater than 50% likelihood of being sustained upon examination by the taxing authorities. We measure the tax benefit of an uncertain tax position based on the largest benefit that has a greater than 50% likelihood of being ultimately realized including evaluation of settlements. For the years ended December 31, 2021 and 2020, we had no unrecognized tax benefits.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2021, tax years for 2019, 2020, and 2021 are subject to examination by the tax authorities. There are no material U.S. federal, state, local or non-U.S. examinations by tax authorities currently ongoing.

(10) Related Party Transactions
The following is the summary of expenses paid to Scientific Games and settled in cash:

	Years Ended December 31,
	2021	2020	2019	Financial Statement Line Item
Royalties for Scientific Games IP(1)	$—	$—	$10.2	Cost of revenue
Royalties to Scientific Games for third-party IP	2.6	7.0	6.9	Cost of revenue
Parent services	5.8	5.9	5.0	General and administrative
TRA payments(2)	3.8	2.5	—	Accrued liabilities
Distributions to Parent and affiliates, net(2)	30.0	12.8	—	Noncontrolling interest
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
The following is the summary of balances due to affiliates:

	As of December 31,
	2021	2020
Royalties to Scientific Games for third-party IP	$0.3	$2.5
Parent services	0.9	0.8
Reimbursable expenses to (from) Scientific Games and its subsidiaries	0.4	2.2
	$1.6	$5.5
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

During the years ended December 31, 2021 and 2020 payments totaling $3.8 million and $2.5 million, respectively were made to Scientific Games pursuant to the TRA. As of December 31, 2021 and 2020 the total TRA liability was $68.8 million and $72.5 million, respectively, of which $4.1 million and $4.0 million, respectively, was included in Accrued liabilities.

Parent Equity Awards

See Note 7 for disclosures related to Parent’s equity awards.

(11) Commitments and Contingencies
Benefit plans

We have a 401(k) plan for U.S.-based employees and equivalent foreign plans for our international employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions (as defined in the plan document). Contribution expense for the years ended December 31, 2021, 2020 and 2019 amounted to $2.3 million, $1.8 million and $1.5 million, respectively.
Litigation
From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. In addition, we may receive notifications alleging infringement of patent or other IP rights.
Washington State Matter
On April 17, 2018, a plaintiff, Sheryl Fife, filed a putative class action complaint, Fife v. Scientific Games Corporation, against our Parent, in the United States District Court for the Western District of Washington. The plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing our Parent’s online social casino games, including but not limited to Jackpot Party® Casino and Gold Fish® Casino. The complaint asserts claims for alleged violations of Washington’s Recovery of Money Lost at Gambling Act, Washington’s consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre‑ and post‑judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, our Parent filed a motion to dismiss the plaintiff’s complaint with prejudice, which the trial court denied on December 18, 2018. Our Parent filed its answer to the putative class action complaint on January 18, 2019. On August 24, 2020, the trial court granted plaintiff’s motion for leave to amend her complaint and to substitute a new plaintiff, Donna Reed, for the initial plaintiff, and re-captioned the matter Reed v. Scientific Games Corporation. On August 25, 2020, the plaintiff filed a first amended complaint against our Parent, asserting the same claims, and seeking the same relief, as the complaint filed by Sheryl Fife. On September 8, 2020, our Parent filed a motion to compel arbitration of plaintiff’s claims and to dismiss the action, or, in the alternative, to transfer the action to the United States District Court for the District of Nevada. On June 17, 2021, the district court denied that motion, and on June 23, 2021, SGC filed a notice of appeal from the district court’s denial of that motion, and also filed a motion to stay all district court proceedings, pending the appeals court’s ruling on the Company’s arbitration appeal. On November 23, 2021, Scientific Games entered into an agreement in principle to settle the lawsuit for the amount of $24.5 million. On December 3, 2021, the district court granted a joint motion to stay appellate proceedings until final approval by the district court of the parties’ settlement. On January 18, 2022, the parties executed a settlement agreement, and plaintiff filed an unopposed motion for preliminary approval of the parties’ proposed settlement agreement. On January 19, 2022, the district court granted preliminary approval to the parties’ proposed settlement, and a hearing for final approval of the settlement is scheduled for August 12, 2022. Although the case was brought against Scientific Games, pursuant to the Intercompany Services Agreement, we expect to cover the settlement amount due to the matter arising as a result of our business.

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

On or about December 9, 2019, Hongwei Li filed a putative class action complaint in New York state court asserting substantively similar causes of action under the Securities Act of 1933 and substantially similar factual allegations as those alleged in the PRS Action (the “Li Action”). On December 18, 2019, the New York state court entered a stipulated order consolidating the PRS Action and the Li Action into a single lawsuit. On December 23, 2019, the defendants moved to dismiss the consolidated action. On August 28, 2020, the court issued an oral ruling granting in part and denying in part the defendants’ motion to dismiss. On December 14, 2020, plaintiffs in the consolidated action filed a motion to certify the putative class. On May 12, 2021, the parties in the consolidated action reached an agreement in principle to settle the consolidated action. On July 27, 2021, the parties in the consolidated action entered into a settlement agreement to settle the consolidated action. On August 11, 2021, the New York court granted preliminary approval to the parties’ proposed settlement, stayed non-settlement related proceedings in the consolidated action pending final approval of the settlement and scheduled a hearing for final approval of the settlement on November 15, 2021. On November 16, 2021, the New York court entered an order fully and finally approving the settlement agreement and dismissing the complaint in the consolidated action in its entirety. The loss from the settlement of $8.275 million was recovered and settled under our insurance policy.

SciPlay IPO Matter (Nevada)

On or about November 4, 2019, plaintiff John Good filed a putative class action complaint in Nevada state court against SciPlay, certain of its executives and directors, SGC, and SciPlay’s underwriters with respect to the SciPlay IPO. The plaintiff seeks to represent a class of all persons who purchased Class A common stock of SciPlay in or traceable to the SciPlay IPO that it completed on or about May 7, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. On February 27, 2020, the trial court entered a stipulated order that, among other things, stayed the lawsuit pending entry of an order resolving the motion to dismiss that was pending in the SciPlay IPO matter in New York state court. On September 29, 2020, the trial court entered a stipulated order that extended the stay pending a ruling on class certification in the SciPlay IPO matter in New York state court. On May 12, 2021, the parties in the Nevada lawsuit reached an agreement in principle to settle the lawsuit and so informed the Nevada court, which vacated non-settlement related proceedings in the lawsuit, pending final approval of the settlement agreement by the New York court. On December 3, 2021, the Nevada court ordered the dismissal of the Nevada lawsuit with prejudice.

(12) Subsequent Events

On February 28, 2022, we entered into Amendment No. 2 to the Revolver, by and among SciPlay Holding, SciPlay Parent Company, LLC, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent and issuing lender (such amendment, “Amendment No. 2”). Amendment No. 2, among other things, (i) amends certain interest rate provisions related to Sterling-denominated revolving loans, (ii) increases SciPlay Games’ and its subsidiaries capacity to acquire non-loan parties and (iii) allows for the acquisition of Alictus.
On March 1, 2022, we acquired 80% of all issued and outstanding share capital of privately held Alictus, a Turkey-based hyper-casual game studio for approximately $101.6 million cash consideration, net of cash acquired. The remaining 20% will be acquired ratably for potential additional consideration payable annually based upon the achievement of specified revenue and EBITDA targets by Alictus during each of the five years following the acquisition date. The equity rights and privileges of the remaining Alictus shareholders lack the traditional rights and privileges associated with equity ownership and accordingly, the transaction will be accounted for as if we acquired 100% of Alictus on the acquisition date. Any future payments associated with our required acquisition of the remaining 20% will represent a contingent consideration obligation, with a payout ranging from a minimum of $— to a maximum payout of $200.0 million. The Alictus acquisition allows us to expand our business into the casual gaming market, growing our game pipeline and diversifying our revenue streams as we advance our strategy to be a diversified game global game developer.
We are in the process of completing the preliminary purchase price accounting and expect that a substantial amount of the purchase price will be allocated to goodwill and intangible assets. The revenue, earnings and assets associated with the Alictus acquisition are not significant to our historical consolidated financial statements.

SCHEDULE II
SCIPLAY CORPORATION
Valuation and Qualifying Accounts
Years Ended December 31, 2021, 2020 and 2019
(in millions)

Tax related valuation allowance	Balance at beginning of period	Additions/(deductions)	Balance at end of period
Year Ended December 31, 2019	$—	7.7	$7.7
Year Ended December 31, 2020	$7.7	1.9	$9.6
Year Ended December 31, 2021	$9.6	2.5	$12.1

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of SciPlay Corporation (incorporated by reference to Exhibit 3.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
3.2	Amended and Restated Bylaws of SciPlay Corporation (incorporated by reference to Exhibit 3.2 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
4.1	Description of the Company’s Securities (incorporated by reference to Exhibit 4.1 to SciPlay Corporation’s Annual Report on Form 10-K filed on March 1, 2021).
10.1	Scientific Games Corporation 2003 Incentive Compensation Plan (Amended and Restated as of June 9, 2021).*(†)
10.2
Amended and Restated Employment Agreement, dated as of February 5, 2021 (effective as of June 1, 2021), by and between Scientific Games Corporation and Barry Cottle (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on May 10, 2021).(†)

10.3
Offer Letter, dated as of July 30, 2018, from Phantom EFX, LLC to Daniel O’Quinn (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2021).(†)

10.4
Amended and Restated SciPlay Corporation Long-Term Incentive Plan (Amended and Restated as of June 9, 2021) (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Current Report on Form 8-K filed on June 11, 2021).(†)

10.5
Amended and Restated Employment Agreement, dated as of February 27, 2017, by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.15 to SciPlay Corporation’s Amendment No. 1 to Registration Statement on Form S-1 filed on April 12, 2019).(†)

10.6
Amendment to Employment Agreement, dated as of February 21, 2019 (effective as of February 25, 2019), by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.16 to SciPlay Corporation’s Amendment No. 1 to Registration Statement on Form S-1 filed on April 12, 2019).(†)

10.7
Amendment to Employment Agreement, dated as of March 27, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.2 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on May 11, 2020).(†)

10.8
Amendment to Employment Agreement, dated as of May 18, 2020, by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.4 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on July 23, 2020).(†)

10.9
Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.5 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on July 23, 2020).(†)

10.10
Amendment to Employment Agreement, dated as of February 23, 2021, by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.2 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on May 10, 2021).(†)

10.11
Amendment to Employment Agreement, dated as of April 27, 2021, by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.2 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on August 9, 2021).(†)

10.12
Amended and Restated Operating Agreement of SciPlay Parent Company, LLC, dated May 2, 2019, by and among SciPlay Parent Company, LLC, the Company and its Members (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

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

10.21
Offer Letter, dated as of May 7, 2019, from SciPlay Parent Company, LLC to Michael Cody (incorporated by reference to Exhibit 10.9 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).(†)

10.22	SciPlay Corporation 2020 Employee Stock Purchase Plan, dated April 21, 2020 (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Current Report on Form 8-K filed on June 12, 2020).(†)
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
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

March 2, 2022	SCIPLAY CORPORATION
(Registrant)

	By:	/s/Daniel O’Quinn
	Name:	Daniel O’Quinn
	Title:	Interim Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2022.

Signature	Title

/s/Joshua J. Wilson	Chief Executive Officer and Director (Principal Executive Officer)
Joshua J. Wilson

/s/ Daniel O’Quinn	Interim Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Daniel O’Quinn

/s/Barry L. Cottle	Executive Chairman of the Board of Directors and Director
Barry L. Cottle

/s/Gerald D. Cohen	Director
Gerald D. Cohen

/s/Michael Marchetti	Director
Michael Marchetti

/s/William C. Thompson, Jr.	Director
William C. Thompson, Jr.