Form 10-K/A
period 2021-12-31
SciPlay Corp
filed 2022-05-02
CIK 1760717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 11, 2022 the registrant had 24,661,195 shares of Class A common stock outstanding and 103,547,021 shares of Class B common stock outstanding.

Auditor Name: Deloitte & Touche LLP	Auditor Location: Las Vegas, Nevada	Auditor Firm ID: 34

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2022 (the “Original Filing”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include the information required by Part III of Form 10-K that we did not include in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2021. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “Company,” “we,” “our,” “ours” and “us” refer to SciPlay Corporation, a Nevada corporation, together with its subsidiaries.

FORWARD-LOOKING STATEMENTS

Throughout this Amendment, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal,” or similar terminology. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	the continuing impact of the COVID-19 pandemic and any resulting social, political, economic and financial complications;

•	Light & Wonder, Inc.’s (“Light & Wonder”) announced decision to withdraw its offer to acquire our public shares not already owned by Light & Wonder may subject us to risks and uncertainties;

•	our ability to attract and retain players;

•	expectations of growth in total consumer spending on social gaming, including social casino gaming;

•	our reliance on third-party platforms and our ability to track data on those platforms;

•	our ability to continue to launch and enhance games that attract and retain a significant number of paying players;

•	our ability to expand in international markets;

•	our reliance on a small percentage of our players for nearly all of our revenue;

•	our ability to adapt to, and offer games that keep pace with, changing technology and evolving industry standards;

•	competition;

•	our dependence on the optional purchases of coins, chips and cards to supplement the availability of periodically offered free coins, chips and cards;

•	our ability to access additional financing and restrictions and covenants in debt agreements, including those that could result in acceleration of the maturity of our indebtedness;

•	the discontinuation or replacement of LIBOR, which may adversely affect interest rates;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on skilled employees with creative and technical backgrounds;

•	our ability to use the intellectual property rights of our parent, Light & Wonder, and other third parties, including the third-party intellectual property rights licensed to Light & Wonder, under our intellectual property license agreement with our parent;

•	protection of our proprietary information and intellectual property, inability to license third-party intellectual property and the intellectual property rights of others;

•	security and integrity of our games and systems;

•	security breaches, cyber-attacks or other privacy or data security incidents, challenges or disruptions;

•	reliance on or failures in information technology and other systems;

•	loss of revenue due to unauthorized methods of playing our games;

•	the impact of legal and regulatory restrictions on our business, including significant opposition in some jurisdictions to interactive social gaming, including social casino gaming, and how such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming or social casino gaming specifically, and how this could result in a prohibition on interactive social gaming or social casino gaming altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations;

•	laws and government regulations, both foreign and domestic, including those relating to our parent, Light & Wonder, and to data privacy and security, including with respect to the collection, storage, use, transmission, sharing and protection of personal information and other consumer data, and those laws and regulations that affect companies conducting business on the internet, including ours;

•	the continuing evolution of the scope of data privacy and security regulations, and our belief that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions;

•	risks related to foreign operations, including the complexity of foreign laws, regulations and markets; the uncertainty of enforcement of remedies in foreign jurisdictions; the effect of currency exchange rate fluctuations; the impact of foreign labor laws and disputes; the ability to attract and retain key personnel in foreign jurisdictions; the economic, tax and regulatory policies of local governments; and compliance with applicable anti-money laundering, anti-bribery and anti-corruption laws;

•	influence of certain stockholders, including decisions that may conflict with the interests of other stockholders;

•	our ability to achieve some or all of the anticipated benefits of being a standalone public company;

•	our dependence on distributions from SciPlay Parent Company, LLC (“SciPlay Parent LLC”) to pay our taxes and expenses, including substantial payments we will be required to make under the Tax Receivable Agreement (the “TRA”);

•	failure to establish and maintain adequate internal control over financial reporting;

•	stock price volatility;

•	litigation and other liabilities relating to our business, including litigation and liabilities relating to consumer protection, gambling-related matters, employee matters, alleged service and system malfunctions, alleged intellectual property infringement and claims relating to our contracts, licenses and strategic investments;

•	our ability to complete acquisitions and integrate businesses successfully;

•	our ability to pursue and execute new business initiatives;

•	our expectations of future growth that will place significant demands on our management and operations;

•	natural events and health crises that disrupt our operations or those of our providers or suppliers;

•	changes in tax laws or tax rulings, or the examination of our tax positions;

•	levels of insurance coverage against claims;

•	our dependence on certain key providers; and

•	U.S. and international economic and industry conditions.

Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under Part I, Item 1A “Risk Factors” in the Original Filing. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

This Amendment may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Although we believe industry information to be accurate, it is not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning international social gaming industries than the same industries in the U.S. Some data is also based on our good faith estimates, which are derived from our review of internal surveys or data, as well as the independent sources referenced above. Assumptions and estimates of our and our industry's future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in "Risk Factors" in Part I, Item 1A of the Original Filing. These and other factors could cause future performance to differ materially from our assumptions and estimates.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Each member of SciPlay’s Board of Directors (the “Board”) is elected each year at the Company’s annual meeting of stockholders. The Board currently consists of nine directors.

			Director			Board Committees
Name	Age	Occupation	Since	Independent	A	C	N
Barry L. Cottle*	61	President and Chief Executive Officer, Light & Wonder	2019	No
Joshua J. Wilson	46	Chief Executive Officer, SciPlay	2019	No
Gerald D. Cohen	72	Former partner, Ernst & Young LLP	2019	Yes	(C)		(C)**
Nick Earl	56	Former President and Chief Executive Officer and director, Glu Mobile, Inc.	2022	Yes		(C)
Constance P. James	40	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary, Light & Wonder	2022	No
Michael Marchetti	53	Chief Financial Officer, Age of Learning, Inc.	2019	Yes	•		•**
Charles “CJ” Prober	50	Chief Executive Officer and Director, Tile, Inc. Director, Life360, Inc.	2022	Yes		•
William C. Thompson, Jr.	68	Advisory Committee Member and Owner, American Triple I Partners, LLC Partner, Chief Administrative Officer and Senior Managing Director, Siebert Williams Shank & Co., LLC	2019	Yes	•	•
April Henry	52	Director, ATN International, Inc. Advisory board of directors, Evalla Advisors, LLC Board of Advisors, Cinq Zero Cinq and Saana Special advisor, S4 Capital plc Advisory / Head of Corporate Development and SSAC EVP, Corporate Development, Science, Inc. and Science Strategic Acquisition Corp	2022	Yes			•

* Executive Chair of the Board

** Mr. Cohen will cease to be, and Mr. Marchetti will become, Chair of the Nominating & Governance Committee, effective following the Committee's May meeting

A = Audit C = Compensation N = Nominating & Governance (C) Denotes committee chair

Biographical information about the directors and the experience, qualifications, attributes, and skills considered by our Nominating and Corporate Governance Committee and the Board in determining that the directors should serve as a director appears below.

Barry L. Cottle Executive Chair

Mr. Cottle has served as Executive Chair since April 2019. Mr. Cottle has also served as President and Chief Executive Officer of Light & Wonder since June 2018. Mr. Cottle joined Light & Wonder as Chief Executive, SG Interactive, in August 2015 to lead the strategy and growth plans of the Interactive group. Before joining Light & Wonder, Mr. Cottle served as Vice Chairman of Deluxe Entertainment Services Group Inc. from February 2015 until August 2015 while concurrently serving as Senior Vice President of Technology at MacAndrews & Forbes from February 2015 until August 2017, where he helped drive digital innovation. Prior to that, he was the Chief Revenue Officer and Executive Vice President-Games for Zynga Inc. from January 2012 until October 2014, where he led corporate and business development, strategic partnerships, distribution, marketing and advertising and ultimately the Social Casino group. Previously, Mr. Cottle served as the Executive Vice President-Interactive for Electronic Arts Inc. from August 2007 to January 2012. Earlier in his career, Mr. Cottle served as the Founder/Chief Executive Officer of Quickoffice, Inc.; Chief Operating Officer of Palm, Inc.; and Senior Vice President of Disney TeleVentures, a division of The Walt Disney Company dedicated to creating interactive online/TV experiences.

Qualifications

Mr. Cottle brings to our Board extensive experience in a variety of fields, including the Company’s industry, technology and management/operation, and has demonstrated significant leadership skills as a chief executive officer.

Joshua J. Wilson CEO

Mr. Wilson has served as Chief Executive Officer since April 2019. Mr. Wilson has also served as Chief Operating Officer and Senior Vice President for our business since April 2016 to drive marketing, technology, production and product management for our business, after previously serving as the Vice President of Product and Operations, Vice President of Product and Executive Director Social Gaming Products. From June 2012 to December 2013, Mr. Wilson was Senior Director of Social Products and Director of Social Gaming for WMS Industries, Inc. (“WMS”), which was acquired by Light & Wonder in 2013, overseeing web development, analytics and road mapping while creating a business intelligence system and launching our social casino games Jackpot Party Casino and Gold Fish Casino. Mr. Wilson served with Phantom EFX, LLC from March 2001 to June 2012, when Phantom was acquired by WMS, as the Director of Online Gaming and Engineering Supervisor.

Qualifications

Mr. Wilson brings to our Board extensive experience in a variety of fields, including the Company’s industry, technology and management/operation, and has demonstrated significant leadership skills as a chief executive officer.

Gerald D. Cohen Board Committees: • Audit (Chair) • Nominating and Corporate Governance (Chair)

Mr. Cohen has served as a member of our board of directors since April 2019. Mr. Cohen retired as a partner from Ernst & Young LLP, or E&Y, in 2012 after a 40-year career where he served on the partner advisory council from 2003 through 2006. During his career at E&Y, he held both client-serving and firm leadership positions, and he served as senior audit assurance partner on a variety of clients ranging from Fortune 500 companies to emerging companies and including MacAndrews & Forbes Incorporated. He also was a leader in the development and automation of E&Y’s approach to audits. Mr. Cohen has a B.S. and M.B.A. from Lehigh University and became a CPA in 1973.

Qualifications

Mr. Cohen brings to our Board extensive experience in a variety of fields, including corporate governance, public accounting and management/operations, and has demonstrated significant leadership skills as a partner and member of the partner advisory council of a major accounting firm.

Nick Earl Board Committees: • Compensation (Chair)

Mr. Earl has served as President and Chief Executive Officer and director of Glu Mobile, Inc., a leading global developer and publisher of mobile games, from 2016 to 2021, and prior to that served as President of Global Studios of Glu Mobile from 2015 to 2016. Before joining Glu Mobile, from 2014 to 2015, Mr. Earl served as President of Worldwide Studios at Kabam, Inc., a world leader in massively multiplayer free-to-play games for mobile devices. From 2001 to 2014, Mr. Earl served in several management positions at Electronic Arts Inc., a global leader in interactive entertainment, including most recently as Senior Vice President & General Manager of EA Mobile. From 1999 to 2001, Mr. Earl served as VP Product Development at Eidos Interactive. From 1993 to 1999, Mr. Earl served in several roles at The 3DO Company. Mr. Earl began his career at Reuters Australia and Hudson Soft Company, Ltd.

Qualifications

Mr. Earl brings to our Board extensive experience in a variety of fields, including the Company’s industry, technology and management/operation, and has demonstrated significant leadership skills as a chief executive officer.

Constance P. James

Ms. James has served as Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary of Light & Wonder since October 2021. Previously, she served as Chief Financial Officer, Gaming at Light & Wonder from January 2020 to October 2021. Prior to joining Light & Wonder, Ms. James served as Corporate Vice President Finance - Global Business Operations and Supply Chain at Cargill Corporation, a privately-held global food company with approximately 155,000 employees in more than 125 countries, from July 2019 to January 2020, and was previously Cargill's Corporate Vice President, R&D and Innovation from March 2019 to July 2019. Before that, Ms. James was Chief Financial Officer - Global Land Based Gaming at Aristocrat Leisure Limited, a gaming solutions provider based in Australia with over 6,500 employees in over 300 jurisdictions, from December 2015 to October 2018. Ms. James previously served numerous roles at Aristocrat, including as Chief Financial Officer - Americas and Business Operations from October 2013 to November 2015, as VP Finance - Product and Technology from September 2011 to September 2013 and as Head of Global Risk and Audit from May 2009 to October 2011. Ms. James began her career with Deloitte Australia. Ms. James is a CPA and holds a BSBA in Accounting from University of Nevada, Las Vegas.

Qualifications

Ms. James brings to our Board extensive experience in a variety of fields, including the Company’s industry, technology, financial services and public accounting, and has demonstrated significant leadership skills as senior executive of other companies.

Michael Marchetti Board Committees: • Audit • Nominating and Corporate Governance

Mr. Marchetti has served as a member of our board of directors since July 2019. He has served as Chief Financial Officer of Age of Learning, Inc., a leading education technology innovator, creating engaging and effective learning resources for children, since 2014. Prior to Age of Learning, Inc., Mr. Marchetti was Chief Executive Officer of Buffalo Studios, LLC, the creator of the Bingo Blitz social game, until its acquisition by Caesars Interactive Entertainment, Inc. in 2012. Mr. Marchetti started his mobile and interactive career as a founding executive and Chief Financial Officer of JAMDAT Mobile Inc. in 2000, one of the first publicly traded mobile gaming companies in the U.S., until its acquisition by Electronic Arts Inc. (“Electronic Arts”) in 2006. At Electronic Arts, Mr. Marchetti held various senior executive roles between 2006 and 2011, including as Senior Vice President and Chief Operating Officer of Electronic Arts’ Interactive division. Mr. Marchetti also served on the Board and as Chairman of the Audit Committee for TechStyle Fashion Group, a global fashion and lifestyle company, from September 2014 until September 2019. Mr. Marchetti began his career on Wall Street as a corporate lawyer at Cahill Gordon & Reindel LLP and later as an investment banker at Merrill Lynch & Co., Inc.

Qualifications

Mr. Marchetti brings to our Board extensive experience in a variety of fields, including the Company’s industry, technology, financial services and management/operation, and has demonstrated significant leadership skills.

Charles “CJ” Prober Board Committees: • Compensation

Mr. Prober has served as Chief Executive Officer and a director of Tile, Inc., the pioneer in finding technology, since 2018. Mr. Prober has also served as a director on the board of Life360, Inc., the leading family safety platform, since Life360’s acquisition of Tile in January 2022, and as a director on the board of Alloy Technologies Inc., a digital supply chain platform that connects consumer goods companies directly to end-consumer demand, since 2019. Before joining Tile, Mr. Prober served as GoPro, Inc.’s Chief Operating Officer from 2017 to 2018 and as its Senior Vice President, Software and Services from 2014 to 2016. From 2008 to 2014, Mr. Prober held executive leadership roles at Electronic Arts Inc., a global leader in interactive entertainment, including, most recently, Senior Vice President, Digital Publishing. Mr. Prober joined Electronic Arts from BioWare/Pandemic following its acquisition by Electronic Arts in 2007. Mr. Prober began his career as a consultant with McKinsey & Company and as a corporate attorney with Wilson Sonsini Goodrich & Rosati, P.C. Mr. Prober holds a Bachelor of Commerce from the University of Manitoba and a Bachelor of Laws from McGill University.

Qualifications

Mr. Prober brings to our Board extensive experience in a variety of fields, including technology, and has demonstrated significant leadership skills, including as a chief executive officer.

William C. Thompson, Jr. Board Committees: • Compensation • Audit

Mr. Thompson has served as a member of our board of directors since April 2019. Since 2019, Mr. Thompson has served as Advisory Committee Member and Owner of American Triple I Partners, LLC, which manages private equity investments in infrastructure. In addition, Mr. Thompson has served since 2015 as Partner, Chief Administrative Officer and Senior Managing Director of Siebert Williams Shank & Co., LLC, an investment banking and financial services company, where he also served as Chief Administrative Officer and Senior Managing Director from 2010 through 2015. Since 2018, Mr. Thompson has served as a management trustee on the Board of Trustees of the AFL-CIO Housing Investment Trust, an investment company registered under the Investment Company Act of 1940. Mr. Thompson was also elected for two consecutive terms as New York City Comptroller from 2002 through 2009. Mr. Thompson graduated with a B.A. from Tufts University.

Qualifications

Mr. Thompson brings to our Board extensive experience in a variety of fields, including financial services, corporate governance and management/operations, and has demonstrated significant leadership skills as a partner, chief administrative officer and senior managing director of an investment banking and financial services company. Mr. Thompson has extensive public policy, government and regulatory experience, which can provide valuable insight into issues faced by companies in industries such as the Company.

April Henry Board Committees: • Nominating and Corporate Governance

Ms. Henry is the Founder and Managing Partner of Hawkeye Digital, an internet marketing service. In addition, since February 2020, Ms. Henry has served as Executive Vice President of Corporate Development for Science Inc. and Science Strategic Acquisition Corp. Alpha. Ms. Henry also serves as an independent director on the board of ATN International, Inc., a provider of digital infrastructure and communications services in the United States and internationally. Prior to her current roles, Ms. Henry was the Co-Founder and Chief Revenue Officer of equell, Inc. from 2018 to 2019, a Senior Vice President of Business Development at NBC Universal, LLC from 2016 to 2018, and the Chief of Staff of Development and Vice President of Corporate Development of Yahoo, Inc. from 2011 to 2015. Prior to that, Ms. Henry spent a number of years in the early part of her career with Morgan Stanley, and held positions with Index Ventures and News Corporation. Ms. Henry also serves on the Advisory Board of Evalla Advisors LLC, woman-led boutique investment bank, the Board of Advisors of Cinq Zero Cinq, an avant garde luxury urban streetwear fashion line and the Board of Advisors of Saana, a healthcare technology company built for chronic illness patients, and is a special advisor to S4 Capital, PLC, a new era digital advertising and marketing services company. Ms. Henry received her undergraduate degree in Political Science from Columbia University.

Qualifications

Ms. Henry brings to our Board extensive experience in a variety of fields, including the Company’s industry, technology, corporate governance and management/operation, and has demonstrated significant leadership skills as a partner, senior executive and director of other companies.

Audit Committee

The Audit Committee is responsible for hiring the Company’s independent registered public accounting firm and for overseeing the accounting, auditing and financial reporting processes of the Company. In the course of performing its functions, the Audit Committee reviews, with management and our independent registered public accounting firm, the Company’s internal accounting controls, the financial statements, the report and recommendations of our independent registered public accounting firm, the scope of the audit and the qualifications and independence of the auditor. The Audit Committee’s responsibilities also include oversight of the Company’s internal audit function and compliance with the Code by employees, officers, directors and other representatives of the Company.

The current members of the Audit Committee are Mr. Cohen (chair), Ms. Marchetti and Mr. Thompson. The Board has determined that each member of the Audit Committee is independent under the listing standards of the NASDAQ Stock Market, the independence standards under the Securities Exchange Act of 1934 (the “Exchange Act”) and the Company’s Director Independence Guidelines, and that each of Messrs. Cohen, Marchetti and Thompson qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K of the rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

SciPlay’s Named Executive Officers

This section provides a description of the material elements of compensation awarded, or paid, to our Chief Executive Officer, our Interim Chief Financial Officer and our Former Chief Financial Officer, who make up our “named executive officers.” For 2021, our named executive officers were:

Executive(1)	Position
Joshua J. Wilson	Chief Executive Officer
Daniel O’Quinn (2)	Interim Chief Financial Officer
Michael D. Cody (2)	Former Chief Financial Officer

(1)	Our other current and former executive officers, Barry L. Cottle and Michael F. Winterscheidt, did not receive any other compensation in 2021 attributable to their services on behalf of the Company.

(2)	Mr. O’Quinn was appointed as Interim Chief Financial Officer effective as of Mr. Cody’s resignation as Chief Financial Officer on August 10, 2021.

Introduction

The Company’s executive compensation program is generally administered by the Compensation Committee, but as noted above, beginning in June 2021, the Board determined that it would be in the best interests of the Company for the Board to review and approve matters that would normally be delegated to the Compensation Committee. Therefore, as used in this section, the term “Committee” refers to the Compensation Committee or, beginning in June 2021, the Board. The Committee is responsible for determining the compensation of the Company’s Chief Executive Officer and our other executive officers, and for overseeing the Company’s executive compensation program. Our executive compensation program is designed to attract, reward and retain our executive officers.

Summary Compensation Table

The table below shows the compensation of our named executive officers, to the extent attributable to the applicable individual’s services on behalf of the Company.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Joshua J. Wilson	2021	500,000	-	1,878,874	368,500	36,228	2,783,602
Chief Executive Officer	2020	500,000	-	624,990	500,000	10,181	1,635,171
	2019	500,000	-	11,213,687	100,000	9,800	11,823,487
Daniel O’Quinn	2021	222,154	-	176,641	58,297	8,595	465,687
Interim Chief Financial Officer
Michael D. Cody (6)	2021	197,826	21,578	368,165	-	32,791	620,360
Former Chief Financial Officer	2020	317,498	63,962	174,600	158,749	10,180	724,989
	2019	317,498	63,962	2,465,623	31,750	25,889	2,904,722

(1)	The amounts in the “Salary” column reflect base salary amounts paid during the applicable year to the named executive officers. In the case of Mr. Cody, amount reflects base salary amounts paid through the effective date of his resignation on August 10, 2021.

(2)	For Mr. Cody, the amount in the “Bonus” column reflects payment of the balance of his time-based long-term cash incentive awards that vested in in the 2021 fiscal year, totaling $21,578, as described below in “Cody Long-Term Incentive Awards”.

(3)	The amounts in the “Stock Awards” column reflect the aggregate grant date fair value of restricted stock units ("RSUs") and performance-conditioned RSUs ("PRSUs") awarded during the applicable year to the named executive officers, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”). The fair value of the RSUs and PRSUs granted in 2021 was determined by multiplying the number of shares subject to the award by the average of the high and low sales prices of our Class A common stock on the trading day immediately prior to the grant date. For additional information, see Note 7 to our consolidated financial statements included in the Original Filing.

(4)	The amounts in the “Non-Equity Incentive Plan Compensation” column reflect the cash portion of annual performance bonuses awarded under the STIP (as defined below).

(5)	The amounts indicated in the “All Other Compensation” column for 2021 include the following:

a.	Company contributions to SciPlay’s 401(k) plan of $10,150 for each of Messrs. Wilson and Cody and $8,595 for Mr. O’Quinn.

b.	For Mr. Wilson, costs associated with the reimbursement for moving expenses of $26,078.

c.	For Mr. Cody, payout of accrued paid time off upon termination of employment of $22,641.

(6)	Effective August 10, 2021, Mr. Cody resigned his employment with the Company.

Narrative Disclosure to Summary Compensation Table

The following describes material features of the compensation disclosed in the Summary Compensation Table.

Annual Performance Bonus - Short-Term Incentive Program (“STIP”)

The Committee approved the STIP for fiscal year 2021 in order to incentivize our employees to accomplish short-term strategic objectives that the Board believes will create long-term value for the Company. The participants under the STIP, including Messrs. Wilson, O’Quinn and Cody, were each eligible to receive (1) an annual cash award and (2) a grant of PRSUs. For both the cash and PRSU components of the program, payouts were determined based on the financial performance of our business for the 2021 fiscal year compared to predetermined goals, one-half based on revenue and one-half based on AEBITDA, which is a non-GAAP financial measure, with reconciliation provided in Appendix A. If performance is below the threshold criteria, both the cash award and PRSUs would be forfeited. If performance was between the threshold criteria and the target criteria for, then all or a portion of the cash award would be paid based on linear interpolation and the PRSUs would be forfeited. If performance exceeded the target criteria, then the cash award would be paid in full and all or a portion of the PRSUs would vest based on linear interpolation, with full vesting occurring if the maximum criteria were achieved.

The target cash awards granted to Messrs. Wilson, O’Quinn and Cody for fiscal year 2021 were, respectively, 100%, 35% and 50% of annual base salary, or $500,000, $79,100 and $158,749, and the target value of the PRSUs granted in 2021 to Messrs. Wilson, O’Quinn and Cody that vest based on fiscal year 2021 performance (the “2021 STIP PRSUs”) were, based on the price of our Class A common stock on January 4, 2021, $500,138, $79,087 and $158,790, respectively. The STIP goals and results for the 2021 fiscal year are shown in the table below.

	2021 STIP Annual Performance Bonus Achievement*
Metric	Weighting	Threshold Performance Level (1)	Target Performance Level (2)	Maximum Performance Level (3)	Actual Performance
Revenue (4)	50%	$515.3	$644.1	$837.3	$606.1
AEBITDA (4)	50%	$155.9	$194.9	$253.4	$185.9

* All dollar values in millions.

(1)	Below threshold performance results in forfeiture of the STIP cash award and PRSUs.

(2)	Target performance results in full payout of the STIP cash award and forfeiture of the STIP PRSUs.

(3)	Maximum performance results in full payout of the STIP cash award and full vesting of the STIP PRSUs.

(4)	AEBITDA is a non-GAAP financial measure, with reconciliation provided in Appendix A.

Based on actual performance, a 73.7% payout level was achieved, resulting in a 73.7% payout of the 2021 STIP cash award for Messrs. Wilson and O’Quinn, or $368,500 and $58,297, respectively, and forfeiture of the 2021 STIP PRSUs. The 2021 STIP cash payouts for Messrs. Wilson and O’Quinn are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Mr. Cody forfeited his STIP award, both the cash and PRSU components, as a result of his resignation.

Long-Term Incentive Compensation

Cody Long-Term Incentive Awards

In 2017, Mr. Cody was granted a cash-based long-term incentive award in lieu of an equity-based award, vesting over a four-year period contingent on Mr. Cody’s continued employment through the applicable vesting date. The balance of his award vested during the 2021 fiscal year, the value of which ($21,578) is included in the “Bonus” column of the Summary Compensation Table.

Senior Executive Incentive Program (“SEIP”)

Our Board has also approved the SEIP, a long-term incentive program to incentivize our senior executives to work to organically grow the revenue and AEBITDA of our business through the 2022 fiscal year. Each of Messrs. Wilson and Cody received a grant of PRSUs under the SEIP, with 60% of the target amount vesting based on achievement of revenue and AEBITDA metrics with respect to fiscal year 2020 (the “2020 SEIP PRSUs”) and the remaining 40% vesting based on achievement of revenue and AEBITDA metrics with respect to fiscal year 2022 (the “2022 SEIP PRSUs”). The 2020 SEIP PRSUs previously vested at 62.4% of target, based on actual performance, resulting in Messrs. Wilson and Cody vesting in 227,272 and 42,719 PRSUs, respectively. In early 2022, in connection with a modification to the 2022 SEIP PRSUs held by non-executives, Mr. Wilson and the Board agreed that Mr. Wilson would forfeit his 2022 SEIP PRSUs. Mr. Cody forfeited his 2022 SEIP PRSUs upon his resignation from the Company. Mr. O’Quinn is not a participant in the SEIP.

Annual Equity Awards

In 2021, each of Messrs. Wilson and O’Quinn received annual long-term equity awards, which link a significant proportion of their compensation to the long-term performance of the Company, align their interests with stockholders and encourage long-term service. Under the current equity award opportunity guidelines, an eligible executive has a target annual equity award opportunity equal to a designated percentage of his base salary (with the actual award determined on or prior to the grant date, in the discretion of the Committee). Messrs. Wilson and O’Quinn’s target annual equity award opportunities for 2021 are shown in the table below.

Executive	Target Equity Award Opportunity for 2021 (% of Salary)
Mr. Wilson	125%
Mr. O’Quinn	40%

In 2021, the Committee awarded Messrs. Wilson and O’Quinn one-half of their annual equity awards in the form of RSUs and one-half in the form of PRSUs. The vesting of the PRSUs is conditioned on the Company’s achievement of trailing 12-month revenue growth of 5% or more compared to actual revenue for the four fiscal quarters ending June 30, 2021 (the “2021 Revenue Goal”) on or before the end of fiscal year 2024. Upon satisfaction of the performance condition prior to September 21, 2022, the PRSUs convert to time-vesting RSUs that vest one-third per year on each of September 20, 2022 and the first two anniversaries of September 20, 2022. If the 2021 Revenue Goal is achieved after September 21, 2022, any PRSUs for which the time-vesting date has elapsed will immediately vest, and the remainder will vest on the time-vesting schedule. The 2021 Revenue Goal has not yet been achieved. The time-vesting RSUs are scheduled to vest in equal annual installments over a period of three years starting September 20, 2022.

Information regarding the equity awards granted to Messrs. Wilson and O’Quinn in 2021 is set forth below:

Executive	Date of Grants	Time-Vesting RSUs	Vesting Schedule of Time- Vesting RSUs (1)	PRSUs	Vesting Schedule of PRSUs
Mr. Wilson	09/20/2021	15,711	3 years	15,711	3 years	(2)
Mr. O’Quinn	09/20/2021	2,272	3 years	2,272	3 years	(2)

(1)	Awards vest in three annual installments beginning on September 20, 2022.

(2)	Awards vest in three annual installments beginning on September 20, 2022, subject to the 2021 Revenue Goal being achieved on or before the end of fiscal year 2024, as described above.

Other Actions with Respect to Equity Awards

In recognition of the Company’s performance above plan, and significant contributions made during the COVID-19 pandemic, as well as to provide an additional retention incentive, the Committee awarded each of Messrs. Wilson and Cody an additional RSU award with a two-year vesting schedule, as set forth below:

Executive	Date of Grants	Time-Vesting RSUs		Vesting Schedule of Time-Vesting RSUs (1)
Mr. Wilson	03/15/2021	45,000		2 years
Mr. Cody	03/15/2021	12,500	(2)	2 years

(1)	Awards vest in two annual installments beginning on March 15, 2022.

(2)	Mr. Cody’s award was forfeited as a result of his resignation from the Company.

In 2020, Messrs. Wilson and Cody were granted annual PRSU awards subject to a performance condition of achieving 12-month revenue growth of 5% or more compared to actual revenue for the four fiscal quarters ended June 30, 2020 (the “2020 Revenue Goal”). In July 2021, the Committee determined that the 2020 Revenue Goal had been achieved, and therefore the PRSUs converted to time-vesting RSUs, with 25% vesting per year. Mr. Wilson’s first installment therefore vested on September 21, 2021, while Mr. Cody’s awards were forfeited in connection with his resignation from the Company. Mr. Wilson’s remaining RSUs are scheduled to vest in annual installments on the first three anniversaries of September 21, 2021.

Employment Agreements

Mr. Wilson’s employment agreement with the Company provides that he will be employed for a three-year term from May 7, 2019, subject to automatic extension for an additional year at the end of the term and each anniversary thereof unless timely notice of non-renewal is given by either the Company or Mr. Wilson. In addition to his participation in the STIP, the employment agreement provides for an annual base salary of $500,000, an annual performance bonus (which for 2021 was granted in the form of awards under the STIP) and eligibility for annual equity awards. Mr. Wilson’s employment agreement also contains covenants restricting him from, among other things, competing with the Company or its affiliates or soliciting the Company’s or its affiliates’ employees or customers. Mr. O’Quinn is not subject to an employment agreement with the Company or any of our affiliates, and instead his terms and conditions of employment with the Company are set forth in an offer letter, which provides that Mr. O’Quinn will receive an annual base salary of at least $170,000 ($226,000 in 2021) and an annual target bonus of at least 20% of base salary (35% in 2021). In early 2022, in recognition of his increased responsibilities as Interim Chief Financial Officer, the Company increased Mr. O’Quinn’s annual base salary, effective as of February 2, 2022, to $250,000, and annual target bonus to 50% of base salary.

Outstanding Equity Awards at Fiscal Year-End

The table below provides information with respect to the RSUs held by the named executive officers as of December 31, 2021. Prior to the initial public offering (the "IPO"), Mr. Wilson historically participated in Light & Wonder’s various equity-based plans as compensation for services provided on behalf of our business, and as a result, outstanding equity awards with respect to Light & Wonder common stock held by him as of December 31, 2021 are included in the table below.

Name	Security	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Joshua J. Wilson	LNW	3/30/2018	2,128	(2)	142,215	-		-
	SCPL	5/7/2019	-		-	242,812	(3)	3,345,949
	SCPL	9/20/2019	11,700	(4)	161,226	-		-
	SCPL	9/20/2019	11,700	(5)	161,226	-		-
	SCPL	9/21/2020	15,491	(6)	213,466	-		-
	SCPL	9/21/2020	15,491	(7)	213,466	-		-
	SCPL	3/15/2021	-		-	29,859	(8)	411,457
	SCPL	3/15/2021	45,000	(9)	620,100
	SCPL	9/20/2021	15,711	(10)	216,498
	SCPL	9/20/2021	-		-	15,711	(11)	216,498
Daniel O’Quinn	SCPL	9/20/2019	1,125	(4)	15,503	-		-
	SCPL	9/20/2019	1,125	(5)	15,503	-		-
	SCPL	3/20/2020	900	(12)	12,402	-		-
	SCPL	5/18/2020	334	(13)	4,603	-		-
	SCPL	9/21/2020	3,000	(7)	41,340	-		-
	SCPL	3/15/2021	-		-	4,723	(8)	65,083
	SCPL	9/20/2021	2,272	(10)	31,308	-		-
	SCPL	9/20/2021	-		-	2,272	(11)	31,308

(1)	The value shown was calculated by multiplying the number of RSUs by, in the case of RSUs with respect to our Class A common stock, the closing price of our Class A common stock on December 31, 2021 ($13.78), and, in the case of RSUs with respect to Light & Wonder’s common stock, the closing price of Light & Wonder’s common stock on December 31, 2021 ($66.83).

(2)	These RSUs are part of a Light & Wonder grant that was awarded with a four-year annual vesting schedule. The first, second and third installment vested on each of March 20, 2019, March 20, 2020 and March 20, 2021. The RSUs shown in the table are scheduled to vest on March 20, 2022.

(3)	These PRSUs were granted as part of the SEIP and were initially scheduled to cliff vest in 2023 contingent on the achievement of certain levels of revenue and STIP AEBITDA improvement over a five-year period (2018-2022). As described above in “Senior Executive Incentive Program (SEIP)”, these PRSUs were canceled in early 2022 for no consideration.

(4)	These RSUs are part of a grant that was awarded as PRSUs with a four-year vesting schedule subject to the achievement of revenue and Adjusted EBITDA growth of 10% or more compared to revenue and Adjusted EBITDA for the fiscal quarter ending June 30, 2019 (the “Revenue/AEBITDA Goal”). The Revenue/AEBITDA Goal was achieved, resulting in the vesting of 25% of the PRSUs and conversion of the remaining PRSUs to RSUs. The second installment vested on September 20, 2021 in accordance with the time-vesting schedule. The RSUs shown in the table are scheduled to vest in two annual installments, beginning on September 20, 2022.

(5)	These RSUs are part of a grant that was awarded with a four-year annual vesting schedule. The first and second installment vested on September 20, 2020 and September 20, 2021. The RSUs shown in the table are scheduled to vest in two installments, beginning on September 20, 2022.

(6)	These RSUs are part of a grant that was awarded as PRSUs with a four-year vesting schedule subject to the achievement of the 2020 Revenue Goal. As described above in “Other Actions with Respect to Equity Awards”, the 2020 Revenue Goal was achieved, resulting in the conversion of the PRSUs to RSUs. The first installment following vested on September 21, 2021 in accordance with the time-vesting schedule. The RSUs shown in the table are schedule to vest in three installments beginning on September 21, 2022.

(7)	These RSUs are part of a grant that was awarded with a four-year annual vesting schedule. The first installment vested on September 21, 2021. The RSUs shown in the table are scheduled to vest in three annual installments, beginning on September 21, 2022.

(8)	These PRSUs were granted as part of the STIP and were scheduled to cliff vest in 2022 contingent on the achievement of certain revenue and AEBITDA goals with respect to the Company’s 2021 fiscal year, as described above in “Annual Performance Bonus – Short-Term Incentive Program (STIP)”. In early 2022, it was determined based on performance achieved that the PRSUs would not vest and they were subsequently forfeited as described above.

(9)	These RSUs are scheduled to vest in two equal installments beginning on March 15, 2022.

(10)	These RSUs are scheduled to vest in three annual installments beginning on September 20, 2022.

(11)	These RSUs are scheduled to vest in three annual installments, beginning on September 20, 2022, subject to the achievement of the 2021 Revenue Goal, as described above in “Annual Equity Awards”.

(12)	The RSUs are schedule to vest on March 20, 2022.

(13)	The RSUs are part of a grant that was awarded with a three-year annual vesting schedule. The first installment vested on March 20, 2021. The RSUs shown in the table are scheduled to vest in two equal installments beginning on March 20, 2022.

Retirement Plans

Messrs. Wilson and O’Quinn, and during the portion of 2021 he was an employee of the Company, Mr. Cody, were eligible to participate in SciPlay’s 401(k) retirement plan during 2021 under the same rules that apply to other employees. For the 2021 fiscal year, the Company made a matching contribution of 100% of the first 1% of contributions and 50% of the next 5% of contributions for a total match of 3.5% on the first 6% of contributions.

Potential Payments Upon Termination or Change in Control

For the named executive officers in 2021, the information below describes certain compensation that would become payable pursuant to the terms of their employment agreements and their equity award agreements under the various termination events described below. In each case, the applicable agreements were the result of arm’s length negotiations and were approved by the Committee and/or the Board.

Mr. Wilson

Mr. Wilson’s employment agreement provides that if his employment was terminated by the Company without “cause” or by him for “good reason” (as such terms are defined in his employment agreement), he would be entitled to receive, subject to his execution of a release of claims: (i) a pro-rated annual performance bonus; (ii) an amount equal to the sum of (1) two times his base salary and (2) the highest annual cash performance bonus paid to him in respect of the two most recent fiscal years (but not more than his then-current annual base salary), with the entire amount in this clause (ii) payable over 24 months; (iii) a pro-rated payment of his SEIP PRSUs, if applicable, based on actual performance; and (iv) payment of COBRA premiums for up to 12 months. If Mr. Wilson’s employment instead terminated upon the expiration of the term, he would be entitled to receive, subject to his execution of a release of claims, (a) a pro-rated annual performance bonus, (b) an amount equal to his base salary, payable over 12 months, (c) a pro-rated payment of his SEIP PRSUs, if applicable, based on actual performance, and (d) payment of COBRA premiums for up to 12 months. Upon a “change in control” of Light & Wonder (as defined in the Scientific Games Corporation 2003 Incentive Compensation Plan) or of the Company, the applicable equity awards held by Mr. Wilson would fully vest, with PRSUs vesting at the level determined by the Committee.

In the event of the death of Mr. Wilson, his beneficiary or estate would have been entitled to receive any benefits that would have been payable under any life insurance benefit of his for which the Company pays premiums as well as full vesting of his equity awards. In the event of his termination due to his “total disability” (as such term is defined in his employment agreement), Mr. Wilson would have been entitled to receive disability payments pursuant to a disability plan sponsored or maintained by the Company as well as full vesting of his equity awards.

Mr. O’Quinn

Mr. O’Quinn’s offer letter does not provide for severance payments or benefits upon a termination of his employment. Mr. O’Quinn’s equity awards would fully vest upon his death, disability (as determined under Light & Wonder’s long-term disability plans) or a “change in control” of the Company, with PRSUs vesting at the level determined by the Committee.

Director Compensation

The following describes the compensation paid to each of our directors in 2021, but excluding the compensation of Mr. Wilson, who also served as Chief Executive Officer of the Company during 2021 and whose compensation is disclosed in “Executive Compensation”.

Non-Employee Director Compensation. The compensation program for directors other than Messrs. Cottle and Wilson and Ms. James (“Eligible Directors”) consists of annual retainers and equity awards (the “Eligible Director compensation program”). In 2021, under the Eligible Director compensation program, Eligible Directors were entitled to receive:

(1)	an annual retainer for service on the Board of $36,000;

(2)	an annual retainer for the chairs of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of $25,000, $15,000 and $10,000, respectively; and

(3)	an annual grant of RSUs with a grant date value of $144,000 and a 1-year vesting schedule.

New Eligible Directors generally receive an annual grant of RSUs as described above upon joining the Board.

The elements of the Eligible Director compensation program are evaluated and determined by the Compensation Committee or the Board, as applicable, which takes into account competitive director compensation data provided by its independent compensation consultant, Compensation Advisory Partners LLC, or CAP, for companies in related industries as well as a general industry group of comparably sized companies. The Compensation Committee or the Board, as applicable, uses the comparative data provided by CAP as a general indicator of relevant market conditions, but does not set specific benchmark targets for total director compensation or for individual elements of the Eligible Director compensation program.

Awards of RSUs are generally subject to forfeiture if an Eligible Director leaves the Board prior to the scheduled vesting date for any reason, except that the vesting of such awards would accelerate in full upon an Eligible Director ceasing to serve on the Board due to death or disability.

For all Eligible Directors, the number of RSUs awarded in 2021 was determined by dividing the grant date value of $144,000 by the average of the high and low sales prices of our Class A common stock on the trading day immediately prior to the grant date and rounding down to the nearest whole number. As a result, 8,076 RSUs were awarded to each Eligible Director in 2021.

Eligible Directors with unexcused absences exceeding 25% of the meetings held by the Board and committees on which they served in the prior year are not eligible to receive an annual award of RSUs except that Eligible Directors with less than six months of service in the prior year are not subject to such threshold with respect to the first grant made after becoming a director. All Eligible Directors serving at the time of grant (June 9, 2021) satisfied the attendance requirements applicable for the 2021 annual awards.

In addition, Eligible Directors who were members of the special committee (the “Special Committee”) created for purposes of evaluating Light & Wonder’s offer to acquire our public shares not already owned by Light & Wonder, which offer was withdrawn on December 22, 2021, were eligible to receive a one-time cash retainer of up to $50,000 and a monthly retainer of $10,000 for their services on the Special Committee.

Mr. Cottle did not receive any compensation in respect of his services as a director or executive officer of the Company in 2021, having received a grant of PRSUs in 2019, which were intended to compensate him for his services as Executive Chairman. These PRSUs were vested and settled in early 2021, based on actual performance for the years 2019-2020.

Director Compensation for 2021. The table below shows the compensation earned by each of our directors for 2021, other than Messrs. Cottle and Wilson, whose compensation is reflected in the Summary Compensation Table below.

Name(1)	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Barry L. Cottle (3)	-	-	-
Gerald D. Cohen	166,484	143,995	310,479
Michael Marchetti	71,323	143,995	215,318
Jay Penske (4)	15,900	-	15,900
William C. Thompson, Jr. (5)	141,484	143,995	285,479

(1)	Does not include Messrs. Earl and Prober and Mses. James and Henry, who did not serve as directors in 2021.

(2)	Reflects annual retainers earned by Eligible Directors for 2021, including, for Messrs. Cohen, Marchetti and Thompson, fees earned for service on the Special Committee. In the case of any Eligible Director who changes committee assignments during the year, the applicable retainers are subject to a pro-rata adjustment to reflect the amount of time spent on the applicable committee during the year.

(3)	Reflects the grant date fair value of RSUs awarded during 2021 to all Eligible Directors other than Mr. Penske, computed in accordance with FASB ASC Topic 718. The grant date fair value of the RSUs was determined by multiplying the number of shares subject to the award by the average of the high and low sales prices of our Class A common stock on the trading day immediately prior to the grant date. For additional information, see Note 7 to our consolidated financial statements included in the Original Filing.

(4)	Mr. Cottle did not receive any compensation in respect of his services as a director or executive of the Company in 2021.

(5)	Mr. Penske’s directorship expired on June 10, 2021, and as a result he did not receive a 2021 equity grant and his cash retainers were appropriately pro-rated.

(6)	Although Mr. Thompson served as Acting Chair of the Compensation Committee during 2021, he did not receive any the normal chair retainer in connection with such role.

The table below shows the number of stock options and unvested RSUs held by each of our directors as of December 31, 2021, except for Mr. Wilson, whose stock options and unvested RSUs are reflected in the Outstanding Equity Awards at Fiscal Year-End Table below:

Name(1)	Stock Options (in shares)	RSUs
Barry L. Cottle	-	-
Gerald D. Cohen	-	8,076	(1)
Michael Marchetti	-	8,076	(1)
Jay Penske	-	-
William C. Thompson, Jr.	-	8,076	(1)

(1)	Does not include Messrs. Earl and Prober and Mses. James and Henry, who did not serve as directors in 2021.

(2)	Reflects, for Eligible Directors other than Mr. Penske, 8,076 RSUs awarded on June 9, 2021, which are scheduled to vest on June 9, 2022, the first anniversary of the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 regarding securities of the Company to be issued and remaining available for issuance under the equity compensation plans of the Company:

Plan Category	Number of securities to be issued upon exercise of stock options, awards, warrants and rights(a)(1)	Weighted-average exercise price of outstanding stock options, awards, warrants and rights($)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	2,128,704	16.77	5,014,723
Equity compensation plans not approved by security holders	-	-	-
Total	2,128,704	16.77	5,014,723

(1)	The “Equity compensation plans approved by security holders” includes 4,793,362 shares of Class A common stock that may be issued under the LTIP and 221,361 shares of Class A common stock that may be issued under the ESPP.

(2)	Since all outstanding awards consist of RSUs, which do not have an exercise price, the weighted average exercise price for all outstanding awards is $0.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Class A common stock and Class B common stock by (i) each person or group who is known by the Company to be a beneficial owner of 5% or more of our common stock, (ii) each director of the Company, (iii) each of the Company’s named executive officers and (iv) all directors and executive officers of the Company as a group.

Beneficial ownership of common stock is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, the Company believes based on the information provided to the Company that each person and entity named in the table has sole voting and investment power with respect to all of the shares of common stock shown as beneficially owned by such person or entity. Applicable percentage of beneficial ownership is based on 24,661,195 shares of Class A common stock and 103,547,021 shares of Class B common stock outstanding on April 11, 2022.

Unless otherwise indicated, the address of each named person is c/o SciPlay Corporation, 6601 Bermuda Road, Las Vegas, Nevada 89119.

Beneficial Ownership of Holders of 5% or More of Common Stock, Directors and Executive Officers:

	Shares Beneficially Owned						% of Total
	Class A			Class B			Voting
Name and Address of Beneficial Owner	Number (2)		Percent (2)	Number (2)		Percent (2)	Power (1)
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	1,999,214	(3)	8.1%	-		-	*
Engine Capital Management, LP 1345 Avenue of the Americas New York, New York 10105	1,983,207	(4)	8.1%
Caledonia (Private) Investments Pty Limited Level 10, 131 Macquarie Street Sydney, NSW, 2000, Australia	1,558,653	(5)	6.3%	-		-	*
Cowen Investment Management LLC 599 Lexington Ave. New York, NY 10022	1,246,246	(6)	5.1%	-		-	*
Renaissance Technologies LLC 800 Third Avenue New York, NY 10022	784,500	(7)	3.2%	-		-	*
Light & Wonder, Inc. 6601 Bermuda Road Las Vegas, NV 89119	-		-	103,547,021	(8)	100	97.9
Directors and Named Executive Officers:
Barry L. Cottle	318,001		*	-		-	*
Joshua J. Wilson	208,668		*	-		-	*
Gerald D. Cohen	26,637		*	-		-	*
Nick Earl	-		-	-		-	-
Constance P. James	-		-	-		-	-
Michael Marchetti	51,044		*	-		-	*
Daniel O’Quinn	5,522		*	-		-	*
Charles “CJ” Prober	-		-	-		-	-
William C. Thompson, Jr.	26,637		*	-		-	*
April Henry	-		-	-		-	-
Michael D. Cody (9)	42,031		*	-		-	*
All current directors and executive officers as a group (consisting of 10 persons) (10)	678,540		2.7%	-		-	*

* Represents less than 1% of the outstanding shares of Class A common stock or Class B common stock or total voting power, as applicable.

(1)	Percentage of total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class. The holders of our Class B common stock are entitled to 10 votes per share, and holders of our Class A common stock are entitled to one vote per share.

(2)	In accordance with SEC rules, these columns include shares that a person has a right to acquire within 60 days of April 11, 2022 through the exercise or conversion of stock options, RSUs or other securities. Such securities are deemed to be outstanding for the purpose of calculating the percentage of outstanding securities owned by such person but are not deemed to be outstanding for the purpose of calculating the percentage owned by any other person. The securities reported for the directors and named executive officers listed in the table above include shares subject to the following awards as to which the equivalent number of underlying shares may be acquired through exercise or conversion within 60 days of April 11, 2022: Mr. Cohen – 8,076 RSUs; Mr. Marchetti – 8,076 RSUs; Mr. Thompson – 8,076 RSUs.

(3)	Based on an amendment to Schedule 13G filed with the SEC on February 10, 2022 by The Vanguard Group, reporting beneficial ownership as of December 31, 2021. The Schedule 13G states that The Vanguard Group has shared voting power with respect to 3,810 shares of Class A common stock, sole dispositive power with respect to 1,986,121 shares of Class A common stock and shared dispositive power with respect to 13,093 shares of Class A common stock.

(4)	Based on a Schedule 13D filed with the SEC on March 11, 2022 by The Engine Group, reporting beneficial ownership as of December 30, 2021. The Schedule 13D states that Engine Capital Management, LP has sole voting power with respect to 1,983,207 shares of Class A common stock and sole dispositive power with respect to 1,983,207 shares of Class A common stock.

(5)	Based on a Schedule 13G filed with the SEC on February 15, 2022 by Caledonia (Private) Investments Pty Limited, reporting beneficial ownership as of December 31, 2021. The 13G states that Caledonia (Private) Investments Pty Limited has sole voting power with respect to 1,558,653 shares of Class A common stock and sole dispositive power with respect to 1,558,653 shares of Class A common stock.

(6)	Based on a Schedule 13G filed with the SEC on April 1, 2022 by Cowen and Company, LLC and Cowen Financial Products LLC, reporting beneficial ownership as of March 30, 2022. The 13G states that (i) Cowen and Company, LLC has sole voting power with respect to 588,942 shares of Class A common stock and sole dispositive power with respect to 588,942 shares of Class A common stock, and (ii) ) Cowen Financial Products LLC has sole voting power with respect to 1,246,246 shares of Class A common stock and sole dispositive power with respect to 1,246,246 shares of Class A common stock.

(7)	Based on an amendment to Schedule 13G filed with the SEC on February 11, 2022 by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation, reporting beneficial ownership as of December 31, 2021. The Schedule 13G states that each such person has sole voting power with respect to 523,431 shares of Class A common stock and sole dispositive power with respect to 784,500 shares of Class A common stock.

(8)	Light & Wonder is the beneficial owner of all of our outstanding Class B common stock through its indirect wholly owned subsidiary SG Social Holding Company I, LLC.

(9)	Mr. Cody resigned as Chief Financial Officer of the Company, effective August 10, 2021. Mr. Cody’s beneficial ownership was determined as of the most recent date that was practicable for the Company, which was March 16, 2021 for the number of shares of our common stock held by Mr. Cody.

(10)	Includes 24,228 shares issuable upon vesting of RSUs as to which the equivalent number of underlying shares may be acquired through conversion within 60 days of April 11, 2022.

The following table sets forth certain information regarding beneficial ownership of the equity securities of Light & Wonder by (i) each of our directors and named executive officers, individually and (ii) all of our directors and executive officers, as a group.

The number of shares and the percentages of beneficial ownership set forth below are calculated as of April 11, 2022 based on outstanding shares of 96,676,411. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner	Shares of Common Stock of Light & Wonder Beneficially Owned (1)	Percentage of Total Outstanding Shares of Common Stock (1)
Directors and Named Executive Officers:
Barry L. Cottle	589,140	*
Joshua J. Wilson	42,559	*
Gerald D. Cohen	-	-
Nick Earl	-	-
Constance P. James	17,365	*
Michael Marchetti	-	-
Daniel O’Quinn	-	-
Charles “CJ” Prober	-	-
William C. Thompson, Jr.	-	-
April Henry	-	-
Michael D. Cody	-	-
All current directors and executive officers as a group (consisting of 10 persons) (2)	649,064	*

* Represents less than 1% of the outstanding shares of common stock.

(1)	In accordance with SEC rules, this column includes shares that a person has a right to acquire within 60 days of April 11, 2022 through the exercise or conversion of stock options, RSUs or other securities. Such securities are deemed to be outstanding for the purpose of calculating the percentage of outstanding securities owned by such person but are not deemed to be outstanding for the purpose of calculating the percentage owned by any other person. The securities reported for the directors and named executive officers listed in the table above include shares subject to the following awards as to which the equivalent number of underlying shares may be acquired through exercise or conversion within 60 days of April 11, 2022: Mr. Cottle – 216,784 stock options; Mr. Wilson – 2,128 RSUs.

(2)	Includes 216,784 shares issuable upon exercise of stock options as to which the equivalent number of underlying shares may be acquired through exercise within 60 days of April 11, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons

The Company has written policies and procedures relating to related person transactions. The Audit Committee with assistance from Light & Wonder’s and the Company’s legal department is responsible for reviewing and approving related person transactions that are subject to SEC disclosure requirements under Item 404 of Regulation S-K (each a “Related Party Transaction”), including transactions in which the Company is a participant, the amount exceeds $120,000 and a related person has a direct or indirect material interest. A related person includes a director, executive officer, nominee for election as a director, person holding more than 5% of our stock and any immediate family member of any of the foregoing persons, or any entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest. The Company’s policy is not to enter into a Related Party Transaction unless the Audit Committee approves the transaction as specified in the Audit Committee’s charter. Other transactions with related persons as well as certain material changes in previously approved relationships may also require legal department or compliance department approval under our policies and procedures.

Mr. O’Quinn, our Interim Chief Financial Officer, effective as of August 10, 2021, and Secretary, effective as of November 30, 2021, received the following compensation and benefits in his prior positions at the Company since the beginning of 2020: (a) aggregate base salary payments of $203,231 and $126,539 in respect of 2020 and 2021, respectively; (b) an annual performance bonus award under the STIP in respect of 2019, with a payout in cash of $15,264 in early 2020; (c) an annual performance bonus award under the STIP in respect of 2020, with a payout in cash of $61,200 and shares of the Company’s Class A common stock with a fair market value of $59,161 in early 2021; (d) an annual grant of equity awards in 2020 with a fair market value of $60,520; (e) a grant of equity awards under the 2021 STIP with a fair market value (based on achievement of maximum performance) of $79,087; and (f) other grants of equity awards in 2020 and 2021 with aggregate fair market values of $22,203 and $1,173, respectively. Other than such compensation arrangements, Mr. O’Quinn has no interest in any transactions that would require disclosure pursuant to Item 404(a) of Regulation S-K.

Relationships with Light & Wonder

In connection with the IPO in 2019, the Company entered into a number of agreements with Light & Wonder in order to provide a continuing framework for our relationship with Light & Wonder following the IPO, as set forth below:

Intercompany Services Agreement

Pursuant to an Intercompany Services Agreement with Light & Wonder, Light & Wonder provides certain services to us, and costs associated with these functions are charged to us and settled in cash. Charges include costs related to corporate level general and administrative expenses, including but not limited to, finance, corporate development, human resources, legal (which could include liability related to litigation awards related to our company), information technology and rental fees for shared assets. These expenses are charged on the basis of direct usage when identifiable, with the remainder charged on the basis of revenues, operating expenses, headcount or other relevant measures. Expenses paid to Light & Wonder for services provided in 2021 were $5.8 million.

IP License Agreement

We obtained an exclusive (subject to certain limited exceptions), perpetual, non-royalty-bearing license from a subsidiary of Light & Wonder (“SG Gaming”) for intellectual property created or acquired by SG Gaming or its affiliates on or before the third anniversary of the date of the IP License Agreement in any of our currently available or future social games that are developed for mobile platforms, social media platforms, internet platforms or other interactive platforms and distributed solely via digital delivery, and a non-exclusive, perpetual, non-royalty-bearing license for intellectual property created or acquired by SG Gaming or its affiliates after such third anniversary, for use in our currently available games. So long as the IP License Agreement remains in effect, we do not expect to pay any future royalties or fees for our use of intellectual property owned by SG Gaming or its affiliates in our currently available games. The purchase price of the license was $255.0 million, which was determined based on the appropriate valuation methodology performed by a third-party valuation specialist. In accordance with the IP License Agreement, we did not incur any additional royalty expense related to Light & Wonder IP after the effective date of the IP License Agreement. SG Gaming frequently licenses intellectual property from third parties, which we use in developing our games pursuant to the IP License Agreement. Royalties allocated for use of third-party intellectual property are charged to us and are typically based upon net social gaming revenues and the royalty rates defined and stipulated in the third-party agreements. For 2021, these third-party intellectual property royalties were $2.6 million.

Tax Receivable Agreement

In 2019, we entered into a Tax Receivable Agreement (“TRA”) with certain affiliates of Light & Wonder. The annual tax benefits under the TRA are computed by comparing the income taxes due including such tax benefits and the income taxes due without such benefits. The amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income generated each year and applicable tax rates, with payments generally due within a specified period of time following the filing of our tax return for the taxable year with respect to which the payment obligation arises. The TRA will remain in effect until all such tax benefits have been utilized or expired unless we exercise our right to terminate the TRA. The TRA will also terminate if we breach our obligations under the TRA or upon certain change of control events specified in the agreement. If the TRA is terminated in accordance with its terms, our payment obligations would be accelerated based upon certain assumptions, including the assumption that we would have sufficient future taxable income to utilize such tax benefits. Our estimated liability under the TRA as of December 31, 2021 was $68.8 million. During the year ended December 31, 2021, payments totaling $3.8 million were made to Light & Wonder and distributions of $30.0 million from SciPlay Parent LLC were paid pursuant to the TRA.

Director Independence

As the Company is a “controlled company” within the meaning of the NASDAQ Stock Market rules, the Board is not required to, but may, from time to time, have a majority of directors who meet the criteria for independence required by NASDAQ. The Board has adopted Director Independence Guidelines as a basis for determining whether individual directors are independent under the standards of the NASDAQ Stock Market rules. This determination, which is made annually, helps assure the quality of the Board’s oversight of management and reduces the possibility of damaging conflicts of interest. Under these standards, a director will not qualify as independent if (i) the director has been employed by the Company (or any subsidiary) at any time within the past three years, other than service as an interim executive officer for a period of less than one year, (ii) the director has an immediate family member who has been employed as an executive officer of the Company (or any subsidiary) at any time within the past three years or (iii) the director or an immediate family member of the director has accepted any compensation (including any political contribution to a director or family member) from the Company (or any subsidiary) in excess of $120,000 during any period of 12 consecutive months within the past three years other than (a) for Board or Board committee service, (b) in the case of the family member, as compensation for employment other than as an executive officer, (c) benefits under a tax-qualified retirement plan or non-discretionary compensation or (d) compensation for service as an interim executive officer for a period of less than one year; (e) the director or an immediate family member of the director is a partner, controlling shareholder or executive officer of an organization (including a charitable organization) that made payments to, or received payments from, the Company for property or services in the current year or in any of the past three years that exceed the greater of 5% of the recipient’s consolidated gross revenues or $200,000, other than (a) payments arising solely from investments in the Company’s securities or (b) payments under non-discretionary charitable contribution matching programs; (f) the director or an immediate family member of the director is employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company served on the compensation committee of such other entity; or (g) the director or an immediate family member of the director is a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

In applying these standards, the Board determined that each of Messrs. Cohen, Marchetti, Prober, Thompson and Earl and Ms. Henry qualifies as an independent director, and none has a business or other relationship that would interfere with the director’s exercise of independent judgment. Messrs. Cottle, Wilson and Ms. James do not qualify as independent directors. The three standing committees of the Board – the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, are comprised solely of independent directors.

The full text of the Board’s Director Independence Guidelines, including information on the additional independence requirements applicable to Board committee members, can be accessed through the Investors - Corporate Governance link on our website at www.sciplay.com.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed to us for the fiscal year ended December 31, 2021 by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates were approximately:

	2021 Fees ($ in millions)	2020 Fees ($ in millions)
Audit Fees:	$0.75	$0.75
Audit-Related Fees:	$0.33	$0.02
Tax Fees:	$0.32	$0.37
All Other Fees:	—	—

The Audit Fees listed above were billed in connection with the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-K and the reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q. Audit-Related Fees listed above were billed for a consent in connection with a Form S-8 and for 2021 also for advisory services associated with merger and acquisitions. The Tax Fees listed above for 2021 and 2020 were billed for tax compliance and advice. All of the fees set forth in the table above were pre-approved by the Audit Committee in accordance with the procedures described below.

Pre-Approval Policy for Services Performed by our Independent Registered Public Accounting Firm

The Audit Committee has responsibility for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the Audit Committee must pre-approve all permissible services to be performed by the independent auditor.

The Audit Committee has adopted an auditor pre-approval policy that sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Audit Committee must give prior approval for any amount or type of service within four categories - audit, audit-related, tax services or, to the extent permitted by law, other services - that the independent auditor provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best-positioned to provide the most cost-effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval, provided the member reports any approval so given to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS

Exhibit Index

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(104)*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Submitted electronically with this report.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 2, 2022	SCIPLAY CORPORATION
(Registrant)

	By:	/s/ Daniel O’Quinn
	Name:	Daniel O’Quinn
	Title:	Interim Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Appendix A — Reconciliation of Non-GAAP Financial Measures

Reconciliation of AEBITDA to Net Income attributable to SciPlay

We use Adjusted EBITDA (“AEBITDA”), a non-GAAP measure, as a metric for purposes of determining incentive compensation payouts. AEBITDA includes net income attributable to SciPlay before: (1) net income attributable to noncontrolling interest; (2) interest expense; (3) income tax expense; (4) depreciation and amortization; (5) restructuring and other, which includes charges or expenses attributable to: (a) employee severance; (b) management changes; (c) restructuring and integration; (d) M&A and other, which includes: (i) M&A transaction costs; (ii) purchase accounting adjustments (including contingent acquisition consideration); (iii) unusual items (including legal settlements related to major litigation); and (iv) other non-cash items; (e) cost-savings initiatives; (6) stock-based compensation; (7) loss (gain) on debt financing transactions; and (8) other expense (income) including foreign currency (gains) and losses.

The following table reconciles AEBITDA to net income attributable to SciPlay:

($ in millions)	Year Ended December 31, 2021
Net income attributable to SciPlay	$19.3
Net income attributable to noncontrolling interest	105.7
Net income	125.0
Restructuring and other(1)	31.5
Depreciation and amortization	15.5
Income tax expense	5.7
Stock-based compensation	7.2
Other expense, net	1.0
AEBITDA	$185.9

(1)	Refer to AEBITDA definition above for a description of items included in restructuring and other. Includes a $24.5 million legal settlement charge. For additional information on the legal settlement charge, see Note 20 to our consolidated financial statements included in the Original Filing.