Form 10-Q
period 2022-03-31
SciPlay Corp
filed 2022-05-10
CIK 1760717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 5, 2022:
Class A Common Stock: 24,661,361
Class B Common Stock: 103,547,021

SCIPLAY CORPORATION
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2022

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
•Light & Wonder, Inc.’s (“Light & Wonder” and “Parent”) announced decision to withdraw its offer to acquire our public shares not already owned by Light & Wonder may subject us to risks and uncertainties;
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
•our ability to use the intellectual property rights of our Parent and other third parties, including the third-party intellectual property rights licensed to Light & Wonder, under our intellectual property license agreement with our Parent;
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
•laws and government regulations, both foreign and domestic, including those relating to our Parent and to data privacy and security, including with respect to the collection, storage, use, transmission, sharing and protection of personal information and other consumer data, and those laws and regulations that affect companies conducting business on the internet, including ours;
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
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including the Company’s current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K, including the latest annual report filed with the SEC on March 2, 2022 (“2021 Form 10-K”) (including under the headings “Forward Looking Statements” and “Risk Factors”). Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
This Quarterly Report on Form 10-Q may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Although we believe industry information to be accurate, it is not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning international social gaming industries than the same industries in the U.S. Some data is also based on our good faith estimates, which are derived from our review of internal surveys or data, as well as the independent sources referenced above. Assumptions and estimates of our and our industry's future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2021 Form 10-K. These and other factors could cause future performance to differ materially from our assumptions and estimates.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$158.0	$151.1
Operating expenses:
Cost of revenue(1)	48.2	47.1
Sales and marketing(1)	40.0	34.7
General and administrative(1)	16.7	15.7
Research and development(1)	11.5	9.5
Depreciation and amortization	4.7	3.4
Restructuring and other	2.2	0.3
Operating income	34.7	40.4
Other expense, net	(0.5)	(0.4)
Net income before income taxes	34.2	40.0
Income tax expense	2.2	2.1
Net income	32.0	37.9
Less: Net income attributable to the noncontrolling interest	27.6	32.6
Net income attributable to SciPlay	$4.4	$5.3

Basic and diluted net income attributable to SciPlay per share:
Basic	$0.18	$0.23
Diluted	$0.18	$0.21

Weighted average number of shares of Class A common stock used in per share calculation:
Basic shares	24.6	23.2
Diluted shares	24.8	25.1
(1) Excludes depreciation and amortization.

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2022	2021
Net income	$32.0	$37.9
Other comprehensive loss:
Foreign currency translation loss, net of tax	(1.6)	(2.6)
Total comprehensive income	30.4	35.3
Less: comprehensive income attributable to the noncontrolling interest	26.3	30.4
Comprehensive income attributable to SciPlay	$4.1	$4.9

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$292.0	$364.4
Accounts receivable, net	42.8	39.6
Prepaid expenses and other current assets	16.5	6.4
Total current assets	351.3	410.4
Property and equipment, net	3.3	3.5
Operating lease right-of-use assets	6.2	6.8
Goodwill	222.6	131.1
Intangible assets and software, net	80.9	49.6
Deferred income taxes	76.3	78.5
Other assets	1.8	1.7
Total assets	$742.4	$681.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20.6	$20.0
Accrued liabilities	53.0	50.2
Due to affiliate	2.4	1.6
Total current liabilities	76.0	71.8
Operating lease liabilities	4.8	5.4
Liabilities under TRA	64.7	64.7
Other long-term liabilities	39.9	14.7
Total liabilities	185.4	156.6
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 625.0 shares authorized, 24.7 and 24.5 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class B common stock, par value $0.001 per share, 130.0 shares authorized, 103.5 and 103.5 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	0.1	0.1
Additional paid-in capital	45.6	45.2
Retained earnings	56.6	52.2
Accumulated other comprehensive income	0.8	1.1
Total SciPlay stockholders’ equity	103.1	98.6
Noncontrolling interest	453.9	426.4
Total stockholders’ equity	557.0	525.0
Total liabilities and stockholders’ equity	$742.4	$681.6

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
December 31, 2021	24.5	$—	103.5	$0.1	$45.2	$52.2	$1.1	$426.4	$525.0
Net income	—	—	—	—	—	4.4	—	27.6	32.0
Stock-based compensation	—	—	—	—	0.4	—	—	1.5	1.9
Vesting of RSUs, net of tax withholdings and other	0.2	—	—	—	—	—	—	(0.1)	(0.1)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	(0.2)	(0.2)
Currency translation	—	—	—	—	—	—	(0.3)	(1.3)	(1.6)
March 31, 2022	24.7	$—	103.5	$0.1	$45.6	$56.6	$0.8	$453.9	$557.0

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
December 31, 2020	22.8	$—	103.5	$0.1	$46.1	$32.9	$0.9	$355.5	$435.5
Net income	—	—	—	—	—	5.3	—	32.6	37.9
Stock-based compensation	—	—	—	—	0.4	—	—	1.4	1.8
Vesting of RSUs, net of tax withholdings	1.6	—	—	—	(2.3)	—	—	(10.0)	(12.3)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	(0.3)	(0.3)
Currency translation	—	—	—	—	—	—	(0.4)	(2.2)	(2.6)
March 31, 2021	24.4	$—	103.5	$0.1	$44.2	$38.2	$0.5	$377.0	$460.0

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by operating activities	$36.6	$19.6
Cash flows from investing activities:
Capital expenditures	(2.0)	(2.1)
Acquisition of business, net of cash acquired	(106.2)	—
Net cash used in investing activities	(108.2)	(2.1)
Cash flows from financing activities:
Payments on license obligations	(0.4)	(1.6)
Distributions to Light & Wonder and affiliates, net	(0.2)	(0.3)
Taxes paid related to net share settlement of equity awards and other	(0.1)	(12.3)
Net cash used in financing activities	(0.7)	(14.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(0.2)
(Decrease) increase in cash, cash equivalents and restricted cash	(72.4)	3.1
Cash, cash equivalents and restricted cash, beginning of period	364.4	268.9
Cash, cash equivalents and restricted cash, end of period	$292.0	$272.0

Supplemental cash flow information:
Cash paid for income taxes	$0.5	$3.8

Supplemental non-cash transactions:
Non-cash additions to intangible assets related to license agreements	$—	$16.1

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies

Background and Nature of Operations

SciPlay Corporation was formed as a Nevada corporation on November 30, 2018 as a subsidiary of Scientific Games Corporation, recently rebranded to Light & Wonder, Inc. (“Light & Wonder” and “Parent”), for the purposes of completing a public offering and related transactions (collectively referred to herein as the “IPO”) in order to carry on the business of SciPlay Parent LLC and its subsidiaries (collectively referred to as “SciPlay”, the “Company”, “we”, “us”, and “our”). The IPO was completed on May 7, 2019. As the managing member of SciPlay Parent LLC, SciPlay operates and controls all of the business affairs of SciPlay Parent LLC and its subsidiaries.

We develop, market and operate a portfolio of games played on various mobile and web platforms, including Jackpot Party® Casino, Quick Hit® Slots, Gold Fish® Casino, Hot Shot Casino®, Bingo Showdown®, MONOPOLY® Slots, 88 Fortunes® Slots, Solitaire Pets™ Adventure, and Backgammon Live as well as other games in the hyper-casual space through our recent acquisition of Alictus Yazilim Anonim Şirketi (“Alictus”), such as Candy Challenge 3D™, Boss Life™, and Deep Clean™. Our games are available in various formats. We have one operating segment with one business activity, developing and monetizing games.

Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, we have made all adjustments necessary to present fairly our consolidated statements of income, consolidated statements of comprehensive income, condensed consolidated balance sheets, consolidated statements of changes in stockholders’ equity and condensed consolidated statements of cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related Notes included in our 2021 Form 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

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

Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2021 Form 10-K, except as noted below.
New Accounting Guidance
There have been no recent accounting pronouncements or changes in accounting pronouncements since those described within the Notes of our 2021 10-K that are expected to have a material impact on our consolidated financial statements.

Revenue Recognition
We generate revenue from the sale of coins, chips and cards, which players can use to play casino-style slot games, table games and bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). We distribute our games through various global social web and mobile platforms such as Facebook, Apple, Google, Amazon, and Microsoft. The games we offer are internally branded franchises, original content and third-party branded games. With the acquisition of Alictus, we also generate revenue from providing advertising platforms with access to our game software platform, which facilitates the placement of advertising inventory.
Disaggregation of Revenue
We believe disaggregation of our revenue on the basis of platform and monetization type as well as the geographical locations of our players is appropriate because the nature of revenue and the number of players generating revenue could vary on such basis, which represent different economic risk profiles.
The following table presents our revenue disaggregated by platform type:

	Three Months Ended
	March 31,
	2022	2021
Mobile in-app purchases	$139.7	$132.8
Web in-app purchases and other(1)	18.3	18.3
Total revenue	$158.0	$151.1
(1) Other primarily represents advertising revenue, which was not material in the periods presented.
The following table presents our revenue disaggregated based on the geographical location of our players:

	Three Months Ended
	March 31,
	2022	2021
North America(1)	$144.9	$138.5
International	13.1	12.6
Total revenue	$158.0	$151.1
(1) North America revenue includes revenue derived from the U.S., Canada and Mexico.
Contract Assets, Contract Liabilities and Other Disclosures
We receive customer payments based on the payment terms established in our contracts. For our in-app purchase revenue, payment for the purchase of coins, chips and cards is made at purchase, and such payments are non-refundable in accordance with our standard terms of service. Such payments are initially recorded as a contract liability, and revenue is subsequently recognized as we satisfy our performance obligations.
The following table summarizes our opening and closing balances in contract assets, contract liabilities and accounts receivable:

	Accounts Receivable	Contract Assets(1)	Contract Liabilities(2)
Beginning of period balance	$39.6	$0.2	$0.5
Balance as of March 31, 2022	42.8	0.2	0.5
(1) Contract assets are included within Prepaid expenses and other current assets in our consolidated balance sheets.
(2) Contract liabilities are included within Accrued liabilities in our consolidated balance sheets.

During the three months ended March 31, 2022 and 2021, we recognized $0.3 million and $0.5 million, respectively, of revenue that was included in the opening contract liability balance. Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

Concentration of Credit Risk
Our revenue and accounts receivable are generated via certain platform providers, which subject us to a concentration of credit risk. The following tables summarize the percentage of revenues and accounts receivable generated via our platform providers in excess of 10% of our total revenues and total accounts receivable:

	Revenue Concentration
	Three Months Ended
	March 31, 2022	March 31, 2021
Apple	47.9%	46.8%
Google	34.6%	37.3%
Facebook	12.1%	12.1%

	Accounts Receivable Concentration as of
	March 31, 2022	December 31, 2021
Apple	45.9%	49.8%
Google	31.3%	33.9%
Facebook	10.4%	12.1%
Alictus Acquisition
On March 1, 2022, we acquired 80% of all issued and outstanding share capital of privately-held Alictus, a Turkey-based hyper-casual gaming studio. The remaining 20% will be acquired ratably for potential additional consideration payable annually based upon the achievement of specified revenue and earnings targets by Alictus during each of the five years following the acquisition date. The equity rights and privileges of the remaining Alictus shareholders lack the traditional rights and privileges associated with equity ownership and accordingly, the transaction will be accounted as if we acquired 100% of Alictus on the acquisition date. Any future payments associated with the acquisition of the remaining 20% will represent a redeemable non-controlling interest, with a payout ranging from a minimum of $— to a maximum payout of $200.0 million. The Alictus acquisition allows us to expand our business into the casual gaming market, growing our game pipeline and diversifying our revenue streams as we advance our strategy to be a diversified global game developer.
The total purchase consideration was $133.5 million, which included $96.0 million in cash, $1.5 million cash holdback related to working capital adjustments, $15.0 million of cash that was deposited into an escrow account, and redeemable non-controlling interest valued at $21.0 million at the acquisition date.
We accounted for this acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective estimated fair values. The estimated fair values of the acquired assets and assumed liabilities and resulting goodwill are subject to adjustment as we finalize our purchase price accounting, and such adjustments could be material.
We incurred $1.2 million of acquisition-related costs, which were recorded in Restructuring and other for the three months ended March 31, 2022.

The following table summarizes the preliminary allocation of the Alictus purchase price expected to be finalized by the fourth quarter of 2022:

March 1, 2022
Cash and cash equivalents	$4.7
Accounts receivable	5.4
Prepaid expenses and other current assets(1)	7.1
Intangible assets:
“Alictus” trade name, useful life of 5 years	4.4
Intellectual property (game content and related technology), useful life of 6 years	29.8
Goodwill	92.7
Total assets	144.1
Accounts payable and other current liabilities	3.6
Deferred tax liabilities	7.0
Total liabilities	10.6
Total consideration transferred	$133.5
(1) Other current assets includes $6.1 million in Turkish lira-denominated time deposits, discussed in further detail within this note to the financial statements.
Cash, cash equivalents, accounts receivable and other current assets and most liabilities (other than as primarily related to deferred income taxes) were valued at the existing carrying values which approximated the estimated fair values. The estimated preliminary fair value of deferred income taxes was determined by applying the applicable enacted statutory tax rate to the temporary differences that arose on the differences between the financial reporting value and tax basis of the acquired assets and assumed liabilities.
Other current assets includes $6.1 million in Turkish lira-denominated time deposits, which include protection provided by the Turkish Ministry of Treasury and Finance against currency fluctuations as compared to the U.S. dollar. These time deposits have an original maturity term of six months, and are classified as short-term investments. They are measured at fair value under ASC 820 as Level 2 investments, and the change in fair value was not material between the acquisition date and March 31, 2022.
The fair value of intangible assets that have been preliminarily identified was determined using the relief from royalty method using Level 3 inputs in the hierarchy as established by ASC 820. The discount rate used in the valuation analysis was 18%, and the royalty rate used was 1% for the valuation of the “Alictus” trade name and 21% for the valuation of the acquired game content and related technology.
The fair value of the redeemable non-controlling interest was determined using a Monte Carlo simulation model, based on inputs that are classified as Level 3 under the ASC 820 fair value hierarchy using a discount rate ranging between 2% and 3%, and is primarily based on reaching certain revenue and earnings-based metrics, with a maximum payout of up to $200.0 million. We measure the fair value of redeemable non-controlling interest as of the acquisition date, and record such redeemable non-controlling interest as a liability on the Company’s consolidated balance sheet on the acquisition date. The fair value of the liability is remeasured when the contingency is resolved based on actual performance or settlement.
The factors contributing to the recognition of goodwill are based on enhanced financial and operational scale, games diversification, expected synergies, assembled workforce, and other strategic benefits. None of the resultant goodwill is expected to be deductible for income tax purposes.
The results of operations from Alictus have been included in our consolidated statement of income since the date of acquisition, and are not significant to our operations.

(2) Intangible Assets and Software, net and Goodwill
The following table presents certain information regarding our intangible assets and software:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of March 31, 2022
Intellectual property	$78.4	$(40.8)	$37.6
Customer relationships	30.5	(22.6)	7.9
Software	29.8	(18.9)	10.9
Licenses	23.6	(5.7)	17.9
Brand names and other	11.0	(4.4)	6.6
Total intangible assets and software	$173.3	$(92.4)	$80.9

Balance as of December 31, 2021
Intellectual property	$49.6	$(40.4)	$9.2
Customer relationships	30.7	(22.1)	8.6
Software	28.1	(17.8)	10.3
Licenses	23.6	(4.5)	19.1
Brand names	6.7	(4.3)	2.4
Total intangible assets and software	$138.7	$(89.1)	$49.6
The following reflects amortization expense related to intangible assets and software included within depreciation and amortization:

	Three Months Ended
	March 31,
	2022	2021
Amortization expense	$4.3	$3.0
The table below reconciles the changes in the carrying value of goodwill for the period from December 31, 2021 to March 31, 2022.

Total
Balance as of December 31, 2021	$131.1
Acquired goodwill	92.7
Foreign currency adjustments	(1.2)
Balance as of March 31, 2022	$222.6
(3) Leases
Our operating leases primarily consist of real estate office leases. Our leases have remaining terms of approximately 3 years. We do not have any finance leases. Our total variable and short-term lease payments and operating lease expenses were immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	March 31,	December 31,
	2022	2021
Operating lease right-of-use assets	$6.2	$6.8
Accrued liabilities	2.2	2.2
Operating lease liabilities	4.8	5.4
Total operating lease liabilities	$7.0	$7.6

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases for the three months ended March 31, 2022 and 2021, respectively	$0.6	$0.6
Weighted average remaining lease term, years	3.0	3.3
Weighted average discount rate	5.0%	5.0%

Lease liability maturities:

Operating Leases
Remainder of 2022	$1.9
2023	2.5
2024	2.4
2025	0.7
Less: Imputed Interest	(0.5)
Total	$7.0
As of March 31, 2022, we did not have material additional operating leases that have not yet commenced.

(4) Income Taxes
We hold an economic interest of 19.2% in SciPlay Parent LLC. The 80.8% economic interest that we do not own represents a noncontrolling interest for financial reporting purposes. SciPlay Parent LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, SciPlay Parent LLC is not subject to income tax in most jurisdictions, and SciPlay Parent LLC’s members, of which we are one, are liable for income taxes based on their allocable share of SciPlay Parent LLC’s taxable income. The effective income tax rates for the three months ended March 31, 2022 and 2021were 6.4% and 5.3%, respectively. The effective income tax rates were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Our effective tax rate differs from the U.S. statutory rate of 21% primarily because we generally do not record income taxes for the noncontrolling interest portion of U.S. pre-tax income.

TRA

During the three months ended March 31, 2022 and 2021, there were no payments made to Light & Wonder pursuant to the TRA. As of March 31, 2022 and December 31, 2021, the total TRA liability was $68.8 million, of which $4.1 million was included in Accrued liabilities in both periods.

(5) Related Party Transactions
The following is the summary of expenses paid to Light & Wonder and settled in cash:

	Three Months Ended
	March 31,
	2022	2021	Financial Statement Line Item
Royalties to Light & Wonder for third-party IP	$0.3	$0.7	Cost of revenue
Parent services	1.4	1.5	General and administrative
Distributions to Light & Wonder and affiliates, net(1)	0.2	0.3	Noncontrolling interest

(1) Under the terms of the Operating Agreement, SciPlay Corporation relies on distributions from SciPlay Parent LLC to pay its obligations under the TRA and any other tax obligations. All distributions must be on a pari-passu basis, thus initiating a pro-rata distribution to Parent and affiliates.

The following is the summary of balances due to affiliates:

	March 31, 2022	December 31, 2021
Royalties to Light & Wonder for third-party IP	$0.2	$0.3
Parent services	1.4	0.9
Reimbursable expenses to Light & Wonder and its subsidiaries	0.8	0.4
	$2.4	$1.6
Parent Equity Awards
See Note 6 for disclosures related to Parent’s equity awards.

IP Royalties

As more fully described in Note 10 of our 2021 Form 10-K, we entered into the IP License Agreement from which we obtained an exclusive (subject to certain limited exceptions), perpetual, non-royalty-bearing license from a subsidiary of the Parent (“SG Gaming”) for intellectual property created or acquired by SG Gaming or its affiliates on or before the third anniversary of the date of the IP License Agreement. Under the terms of the IP License Agreement, some rights would have changed from exclusive to non-exclusive for newly created intellectual property and other rights would not have extended to newly created intellectual property as of May 6, 2022. On May 6, 2022, we entered into an amendment to extend our rights under the IP License Agreement through the earlier of the date we enter into a Second Amendment or July 7, 2022 and are in the process of negotiating terms with the Parent for a further extension of the agreement to ensure continuity of our rights thereunder.

(6) Stockholders’ Equity and Noncontrolling Interest

Noncontrolling Interest

We are a holding company, and our sole material assets are SciPlay Parent LLC Interests (“LLC Interests”) that we purchased from SciPlay Parent LLC and SG Social Holding Company I, LLC, representing an aggregate 19.2% economic interest in SciPlay Parent LLC. The remaining 80.8% economic interest in SciPlay Parent LLC is owned indirectly by Light & Wonder, through the ownership of LLC Interests by the indirect wholly owned subsidiaries of Light & Wonder.

Stock-Based Compensation

The following table summarizes stock-based compensation expense that is included in general and administrative expenses:

	Three Months Ended
	March 31,
	2022	2021
SciPlay awards	$2.5	$1.7
Parent awards	0.1	0.1
Total	$2.6	$1.8

As of March 31, 2022, we had $14.7 million in unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average expected vesting period of 1.5 years, of which $3.9 million relates to performance-based restricted stock units.

Share Repurchase Program

On May 9, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60.0 million of our outstanding Class A common stock. Repurchases may be made at the discretion of the Board of Directors through one or more open market transactions, privately negotiated transactions, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, “10b5-1” plan, or other financial financial arrangements or other arrangements.

(7) Earnings per Share

The table below sets forth a calculation of basic earnings per share ("EPS") based on net income attributable to SciPlay divided by the basic weighted average number of Class A common stock outstanding during the period. Diluted EPS of Class A common stock is computed by dividing net income attributable to SciPlay by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to all potentially dilutive securities, using the treasury stock method. No material number of restricted stock units was excluded from the calculation of diluted weighted-average common shares outstanding for the three-month period ended March 31, 2022 and 2021.

We excluded Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have economic interest in us, and, therefore, a separate presentation of EPS of Class B common stock under the two-class method has not been presented.

	Three Months Ended
	March 31, 2022	March 31, 2021
Numerator:
Net income	$32.0	$37.9
Less: net income attributable to the noncontrolling interest	27.6	32.6
Net income attributable to SciPlay	$4.4	$5.3
Denominator:
Weighted average shares of Class A common stock for basic EPS	24.6	23.2
Effect of dilutive securities:
Stock-based compensation grants	0.2	1.9
Weighted average shares of Class A common stock for diluted EPS	24.8	25.1
Basic and diluted net income attributable to SciPlay per share:
Basic	$0.18	$0.23
Diluted	$0.18	$0.21

(8) Litigation

From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. There have been no material changes to these legal matters since our 2021 Form 10-K was filed with the SEC. In addition, we may receive notifications alleging infringement of patent or other intellectual property rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to enhance the reader’s understanding of our operations and current business environment from management’s perspective and should be read in conjunction with the description of our business included under Part I, Item 1 “Condensed Consolidated Financial Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1 “Business”, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K. The terms “we” and “our” as used herein refer to SciPlay and its consolidated subsidiaries.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors” included in this Quarterly Report on Form 10-Q and “Risk Factors” included in our 2021 Form 10-K.

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

BUSINESS OVERVIEW

We are a leading developer and publisher of digital games on mobile and web platforms. We operate in the social gaming market, which is characterized by gameplay online, on mobile phones or on tablets that are social and competitive, and self-directed in pace and session length, as well as the hyper-casual space, which is characterized by simpler core loops and more repetitive gameplay than casual games. We generate a substantial portion of our revenue from in-app purchases in the form of coins, chips and cards, which players can use to play slot games, table games or bingo games. We generate additional revenue in the hyper-casual space from the receipt of advertising revenue. Players who install our social games typically receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to extend their time of game play. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps. Players who install our hyper-casual games receive free, unlimited gameplay that requires viewing of periodic in-game advertisements.

We currently offer a variety of social casino games, including Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots, 88 Fortunes® Slots, MONOPOLY® Slots, and Hot Shot Casino®. We continue to pursue our strategy of expanding into the casual games market. Current casual game titles include Bingo Showdown®, Solitaire Pets™ Adventure, and Backgammon Live as well as many titles in the hyper-casual space through our recent acquisition of Alictus, including games such as Candy Challenge 3D™, Boss Life™ and Deep Clean™. We currently plan to launch an additional casual game and a number of hyper-casual games in 2022. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend solitaire-style or bingo game play with adventure game features and our hyper-casual games include many simple core loop mechanics. All of our games are offered and played across multiple platforms, including Apple, Google, Facebook, Amazon, and Microsoft. In addition to our internally created game content, our content library includes recognizable, game content from Light & Wonder. This content allows players who like playing land-based game content to enjoy some of those same titles in our free-to-play games. We have access to Light & Wonder’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY™, THE FLINTSTONES™, JAMES BOND™, and PLAYBOY™(1). We believe our access to this content, coupled with our years of experience developing in-house content, uniquely positions us to create compelling digital games.

Recent Events

On March 1, 2022, we acquired 80% of a Turkey-based hyper-casual gaming studio, Alictus (see Note 1). Alictus has developed and published a number of games, including Candy Challenge 3D™, Rob Master 3D™, Deep Clean Inc.™, Oh God!™, Money Buster!™, and Collect Cubes™. The Alictus acquisition allows us to further scale in the casual market while diversifying our revenue streams.

On May 9, 2022 our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60.0 million of our outstanding Class A common stock (see Note 6).

(1) The MONOPOLY name and logo, the distinctive design of the game board, the four corner squares, the MR. MONOPOLY name and character, as well as each of the distinctive elements of the board, cards, and the playing pieces are trademarks of Hasbro for its property trading game and game equipment and are used with permission. © 2022 Hasbro. All Rights Reserved. Licensed by Hasbro.

and James Bond indicia © 1962-2022 Danjaq, LLC and MGM. and all other James Bond related trademarks are trademarks of Danjaq, LLC. All Rights Reserved.

THE FLINTSTONES™ and all related characters and elements © & ™ Hanna-Barbera

©2022 Playboy Enterprises International, Inc. PLAYBOY, PLAYMATE, PLAYBOY BUNNY, and the Rabbit Head Design are trademarks of Playboy Enterprises International, Inc. and used under license by SciPlay Games, LLC.

RESULTS OF OPERATIONS

Summary of Results of Operations

	Three Months Ended
	March 31,		Variance
($ in millions)	2022	2021	2022 vs. 2021
Revenue	$158.0	$151.1	$6.9		5%
Operating expenses	123.3	110.7	12.6		11%
Operating income	34.7	40.4	(5.7)		(14)%
Net income	32.0	37.9	(5.9)		(16)%
Net income attributable to SciPlay	4.4	5.3	(0.9)		(17)%
AEBITDA	$44.2	$45.9	$(1.7)		(4)%
Net income margin	20.3%	25.1%	(4.8)	pp	nm
AEBITDA margin	28.0%	30.4%	(2.4)	pp	nm
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

The following table reconciles Net income attributable to SciPlay to AEBITDA and AEBITDA margin:

	Three Months Ended
	March 31,
($ in millions, except percentages)	2022	2021
Net income attributable to SciPlay	$4.4	$5.3
Net income attributable to noncontrolling interest	27.6	32.6
Net income	32.0	37.9
Restructuring and other	2.2	0.3
Depreciation and amortization	4.7	3.4
Income tax expense	2.2	2.1
Stock-based compensation	2.6	1.8
Other expense, net	0.5	0.4
AEBITDA	$44.2	$45.9
Revenue	$158.0	$151.1
Net income margin (Net income/Revenue)	20.3%	25.1%
AEBITDA margin (AEBITDA/Revenue)	28.0%	30.4%

Revenue, Key Performance Indicators and Other Metrics

	Three Months Ended
	March 31,		Variance
($ in millions)	2022	2021	2022 vs. 2021
Mobile in-app purchases	$139.7	$132.8	$6.9	5%
Web in-app purchases and other(1)	18.3	18.3	—	—%
Total revenue	$158.0	$151.1	$6.9	5%
(1) Other primarily represents revenue generated from providing advertising platforms with access to our game software platform, which facilitates the placement of advertising inventory. The advertising revenue was not material in the periods presented.

Revenue information by geography is summarized as follows:

	Three Months Ended
	March 31,		Variance
($ in millions)	2022	2021	2022 vs. 2021
North America(1)	$144.9	$138.5	$6.4	5%
International	13.1	12.6	0.5	4%
Total revenue	$158.0	$151.1	$6.9	5%
(1) North America revenue includes revenue derived from the U.S., Canada and Mexico.

Revenue

For the three months ended March 31, 2022, revenues increased as a result of an increase in average monthly paying users due to a higher payer conversion rate during the period, and to a lesser extent, due to an increase in advertising revenue following the Alictus acquisition.

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

For a description of the definitions of our key performance indicators and other metrics and their usefulness to our investors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K.

(in millions, except ARPDAU, AMRPPU, and percentages)	Three Months Ended
	March 31,		Variance
	2022	2021	2022 vs. 2021
In-App Purchases(1):
Mobile Penetration	90%	88%	2.0	pp	2.3%
Average MAU	6.3	6.7	(0.4)		(6.0)%
Average DAU	2.3	2.5	(0.2)		(8.0)%
ARPDAU	$0.74	$0.67	$0.07		10.4%
Average MPUs	0.6	0.5	0.1		20.0%
AMRPPU	$92.45	$92.80	$(0.35)		(0.4)%
Payer conversion rate	8.9%	8.1%	0.8	pp	9.9%
pp = percentage points. (1) The above KPIs include only in-app purchases, as advertising revenue is not material for the periods presented.

The increase in mobile penetration percentage primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.

Average MAU and average DAU for both comparable periods decreased due to the turnover in users. ARPDAU increased as a function of lower average DAU for periods presented.

For the three months ended March 31, 2022, AMRPPU decreased while average MPU increased as payer conversion improved compared to the three months ended March 31, 2021.

Payer conversion rates have remained at peak levels due to consistent payer interaction with the games by our players as a result of the introduction of new content and features into our games.

Operating Expenses

	Three Months Ended
	March 31,		Variance		Percentage of Revenue
($ in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021 Change
Operating expenses:
Cost of revenue(1)	$48.2	$47.1	$1.1	2%	30.5%	31.2%	(0.7)	pp
Sales and marketing(1)	40.0	34.7	5.3	15%	25.3%	23.0%	2.3	pp
General and administrative(1)	16.7	15.7	1.0	6%	10.6%	10.4%	0.2	pp
Research and development(1)	11.5	9.5	2.0	21%	7.3%	6.3%	1.0	pp
Depreciation and amortization	4.7	3.4	1.3	38%	3.0%	2.3%	0.7	pp
Restructuring and other	2.2	0.3	1.9	633%	nm	nm	nm
Total operating expenses	$123.3	$110.7	$12.6	11%

(1) Excludes depreciation and amortization. pp = percentage points. nm = not meaningful

Cost of revenue

For the three months ended March 31, 2022, cost of revenue increased due to higher platform fees in line with revenue growth.

Sales and marketing

For the three months ended March 31, 2022, sales and marketing expense increased primarily due to higher user acquisition spend of $4.6 million coupled with higher salaries and benefits of $0.5 million related to an average increased headcount of 16% .

General and administrative

For the three months ended March 31, 2022, general and administrative expenses increased primarily due to a $1.3 million increase in salary and benefit costs as a result of a 20% increase in general and administrative headcount for the same respective periods, coupled with a $0.8 million increase in stock-based compensation and partially offset by a $1.2 million decrease in legal expenses.

Research and development

For the three months ended March 31, 2022, research and development expenses increased primarily as a result of a $0.9 million increase in salary and benefit costs as a result of a 10% increase in research and development headcount for the same respective periods coupled with lower labor capitalization and higher professional services.

Depreciation and amortization

For the three months ended March 31, 2022, depreciation and amortization increased primarily due to additional amortization associated with intangible assets acquired in conjunction with the Alictus and Koukoi acquisitions.

Restructuring and other

The increase in restructuring and other is primarily due to costs related to the Alictus acquisition.

Net income and AEBITDA

For the three months ended March 31, 2022, net income and AEBITDA decreased primarily due to higher operating expenses primarily related to user acquisition spend coupled with personnel costs, partially offset by an increase in revenue, as discussed above. Net income margin decreased by 4.8 percentage points primarily due to higher operating expenses, including restructuring and other. AEBITDA margin decreased by 2.4 percentage points primarily due to higher operating expenses.

RECENTLY ISSUED ACCOUNTING GUIDANCE

For a description of recently issued accounting pronouncements, see Note 1.

CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our 2021 Form 10-K. There have been no significant changes in our critical accounting estimate policies or the application or the results of the application of those policies to our condensed consolidated financial statements.

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

Revolving Credit Facility
For a description of the Revolver, see “Liquidity, Capital Resources and Working Capital” in our 2021 Form 10-K. There have been no material changes related to the Revolver disclosed in our 2021 Form 10-K.

The Revolver was undrawn as of March 31, 2022. We were in compliance with the financial covenants under the Revolver as of March 31, 2022.

Changes in Cash Flows
The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
($ in millions)	2022	2021
Net cash provided by operating activities	$36.6	$19.6
Net cash used in investing activities	(108.2)	(2.1)
Net cash used in financing activities	(0.7)	(14.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(0.2)
(Decrease) increase in cash, cash equivalents and restricted cash	$(72.4)	$3.1
Net cash provided by operating activities increased primarily due to a favorable change in working capital primarily due to the timing of payments from our platform providers.
Net cash used in investing activities increased primarily due to the $106.2 million cash paid for Alictus.
Net cash used in financing activities decreased primarily due to a $12.2 million decrease in taxes paid related to net share settlement of equity awards, and a $1.2 million decrease in payments made for license obligations.
Off Balance Sheet Obligations

As of March 31, 2022, we did not have any significant off-balance sheet arrangements.

Contractual Obligations
There have been no material changes to our contractual obligations disclosed in our 2021 Form 10-K other than the acquisition of Alictus and related redeemable non-controlling interest described in Note 1.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2022, we had no material exposure to market risks.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2022.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 8.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities

There was no stock repurchase activity during the three months ended March 31, 2022.

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
10.1
Purchase Agreement, dated as of March 1, 2022, by and among SciPlay Acquisition, LLC, Arif Emre Taş, Ecem Baran Taş, ALİCTUS YAZILIM ANONİM ŞİRKETİ and SciPlay Games, LLC (incorporated by reference to Exhibit 2.1 to SciPlay Corporation’s Current Report on Form 8-K filed on March 2, 2022).

10.2
Amendment No. 2, dated as of February 28, 2022, among SciPlay Games, LLC, as the borrower, SciPlay Parent Company, LLC, the several lenders from time to time parties thereto and Bank of America, N.A., as administrative agent, collateral agent and issuing lender, which amended the Credit Agreement, dated as of May 7, 2019 (as amended, supplemented, amended and restated or otherwise modified from time to time, including without limitation, by that certain Amendment No. 1, dated as of May 27, 2021) (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Current Report on Form 8-K filed on March 2, 2022).

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

SCIPLAY CORPORATION
(Registrant)

		By:	/s/ Daniel O’Quinn
		Name:	Daniel O’Quinn
		Title:	Interim Chief Financial Officer
Dated:	May 10, 2022