Form 10-Q
period 2022-09-30
SciPlay Corp
filed 2022-11-09
CIK 1760717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of November 4, 2022:
Class A Common Stock: 22,696,476
Class B Common Stock: 103,547,021

SCIPLAY CORPORATION
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

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
•our ability to use the intellectual property rights of Light & Wonder, Inc. (“Light & Wonder” and “Parent”) and other third parties, including the third-party intellectual property rights licensed to Light & Wonder, under our intellectual property license agreement with our Parent;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$170.8	$146.6	$488.9	$451.7
Operating expenses:
Cost of revenue(1)	52.0	46.2	148.1	141.3
Sales and marketing(1)	49.5	32.9	136.1	101.7
General and administrative(1)	17.4	13.1	48.8	46.8
Research and development(1)	11.8	9.8	34.6	28.8
Depreciation and amortization	5.6	4.4	15.8	11.3
Restructuring and other	1.1	1.7	4.4	3.1
Operating income	33.4	38.5	101.1	118.7
Other income (expense), net	1.4	0.1	0.9	(0.4)
Net income before income taxes	34.8	38.6	102.0	118.3
Income tax expense	1.1	1.6	4.0	5.5
Net income	33.7	37.0	98.0	112.8
Less: Net income attributable to the noncontrolling interest	28.9	31.1	83.1	95.7
Net income attributable to SciPlay	$4.8	$5.9	$14.9	$17.1

Basic and diluted net income attributable to SciPlay per share:
Basic	$0.20	$0.24	$0.61	$0.71
Diluted	$0.20	$0.24	$0.61	$0.69

Weighted average number of shares of Class A common stock used in per share calculation:
Basic shares	23.7	24.5	24.3	24.0
Diluted shares	24.0	24.8	24.6	24.9
(1) Excludes depreciation and amortization.

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$33.7	$37.0	$98.0	$112.8
Other comprehensive (loss) income:
Foreign currency translation (loss) income, net of tax	(2.1)	1.9	(8.0)	1.3
Total comprehensive income	31.6	38.9	90.0	114.1
Less: comprehensive income attributable to the noncontrolling interest	27.2	32.7	76.6	96.8
Comprehensive income attributable to SciPlay	$4.4	$6.2	$13.4	$17.3

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$299.2	$364.4
Accounts receivable, net	43.6	39.6
Prepaid expenses and other current assets	7.7	6.4
Total current assets	350.5	410.4
Property and equipment, net	3.0	3.5
Operating lease right-of-use assets	5.3	6.8
Goodwill	217.5	131.1
Intangible assets and software, net	77.4	49.6
Deferred income taxes	73.8	78.5
Other assets	1.6	1.7
Total assets	$729.1	$681.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17.1	$20.0
Accrued liabilities	27.7	50.2
Due to affiliate	3.5	1.6
Total current liabilities	48.3	71.8
Operating lease liabilities	3.6	5.4
Liabilities under TRA	60.2	64.7
Other long-term liabilities	38.4	14.7
Total liabilities	150.5	156.6
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 625.0 shares authorized, 24.9 and 24.5 shares issued, 23.5 and 24.5 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, par value $0.001 per share, 130.0 shares authorized, 103.5 and 103.5 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	0.1	0.1
Additional paid-in capital	57.9	45.2
Retained earnings	67.1	52.2
Treasury stock, at cost, 1.4 and — shares, respectively	(18.2)	—
Accumulated other comprehensive income	(0.4)	1.1
Total SciPlay stockholders’ equity	106.5	98.6
Noncontrolling interest	472.1	426.4
Total stockholders’ equity	578.6	525.0
Total liabilities and stockholders’ equity	$729.1	$681.6

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Treasury Stock	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
December 31, 2021	24.5	$—	103.5	$0.1	$45.2	$52.2	$—	$1.1	$426.4	$525.0
Net income	—	—	—	—	—	4.4	—	—	27.6	32.0
Stock-based compensation	—	—	—	—	0.4	—	—	—	1.5	1.9
Vesting of RSUs, net of tax withholdings and other	0.2	—	—	—	—	—	—	—	(0.1)	(0.1)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Currency translation	—	—	—	—	—	—	—	(0.3)	(1.3)	(1.6)
March 31, 2022	24.7	$—	103.5	$0.1	$45.6	$56.6	$—	$0.8	$453.9	$557.0
Net income	—	—	—	—	—	5.7	—	—	26.6	32.3
Stock-based compensation	—	—	—	—	0.2	—	—	—	1.2	1.4
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Repurchases of stock	(0.5)	—	—	—	5.7	—	(7.1)	—	(5.7)	(7.1)
Economic rebalancing(1)	—	—	—	—	(1.3)	—	—	—	1.3	—
Currency translation	—	—	—	—	—	—	—	(0.8)	(3.5)	(4.3)
June 30, 2022	24.2	$—	103.5	$0.1	$50.2	$62.3	$(7.1)	$—	$473.7	$579.2
Net income	—	—	—	—	—	4.8	—	—	28.9	33.7
Stock-based compensation	—	—	—	—	0.4	—	—	—	1.5	1.9
Vesting of RSUs, net of tax withholdings and other	0.2	—	—	—	(0.1)	—	—	—	(0.2)	(0.3)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(22.7)	(22.7)
Repurchases of stock	(0.9)	—	—	—	9.0	—	(11.1)	—	(9.0)	(11.1)
Economic rebalancing(1)	—	—	—	—	(1.6)	—	—	—	1.6	—
Currency translation	—	—	—	—	—	—	—	(0.4)	(1.7)	(2.1)
September 30, 2022	23.5	$—	103.5	$0.1	$57.9	$67.1	$(18.2)	$(0.4)	$472.1	$578.6

(1) SciPlay Parent LLC equity attributable to SciPlay Corporation and the noncontrolling interest holders is rebalanced, as needed, to reflect changes in LLC Unit ownership.

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Treasury Stock	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
December 31, 2020	22.8	$—	103.5	$0.1	$46.1	$32.9	$—	$0.9	$355.5	$435.5
Net income	—	—	—	—	—	5.3	—	—	32.6	37.9
Stock-based compensation	—	—	—	—	0.4	—	—	—	1.4	1.8
Vesting of RSUs, net of tax withholdings	1.6	—	—	—	(2.3)	—	—	—	(10.0)	(12.3)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Currency translation	—	—	—	—	—	—	—	(0.4)	(2.2)	(2.6)
March 31, 2021	24.4	$—	103.5	$0.1	$44.2	$38.2	$—	$0.5	$377.0	$460.0
Net income	—	—	—	—	—	5.9	—	—	32.0	37.9
Stock-based compensation	—	—	—	—	0.7	—	—	—	2.1	2.8
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(13.8)	(13.8)
Currency translation	—	—	—	—	—	—	—	0.3	1.7	2.0
June 30, 2021	24.4	$—	103.5	$0.1	$44.9	$44.1	$—	$0.8	$399.0	$488.9
Net income	—	—	—	—	—	5.9	—	—	31.1	37.0
Stock-based compensation	—	—	—	—	0.1	—	—	—	—	0.1
Vesting of RSUs, net of tax withholdings and other	0.1	—	—	—	(0.1)	—	—	—	(0.5)	(0.6)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(16.0)	(16.0)
Currency translation	—	—	—	—	—	—	—	0.3	1.6	1.9
September 30, 2021	24.5	$—	103.5	$0.1	$44.9	$50.0	$—	$1.1	$415.2	$511.3

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by operating activities	$95.2	$126.3
Cash flows from investing activities:
Capital expenditures	(8.6)	(8.0)
Acquisition of business, net of cash acquired	(107.9)	(5.7)
Proceeds from maturities of time deposits	6.0	—
Net cash used in investing activities	(110.5)	(13.7)
Cash flows from financing activities:
Payments under tax receivable agreement	(3.8)	(3.8)
Payments on license obligations	(2.5)	(2.6)
Payments of contingent consideration	(1.0)	(1.0)
Purchases of treasury stock	(18.2)	—
Distributions to Light & Wonder and affiliates, net	(23.0)	(30.1)
Taxes paid related to net share settlement of equity awards and other	(0.6)	(13.2)
Net cash used in financing activities	(49.1)	(50.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	—
(Decrease) increase in cash, cash equivalents and restricted cash	(65.2)	61.9
Cash, cash equivalents and restricted cash, beginning of period	364.4	268.9
Cash, cash equivalents and restricted cash, end of period	$299.2	$330.8

Supplemental cash flow information:
Cash paid for income taxes	$3.1	$4.5

Supplemental non-cash transactions:
Non-cash additions to intangible assets related to license agreements	$1.3	$16.8

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies

Background and Nature of Operations

SciPlay Corporation was formed as a Nevada corporation on November 30, 2018 as a subsidiary of Scientific Games Corporation, now Light & Wonder, Inc. (“Light & Wonder” and “Parent”), for the purposes of completing a public offering and related transactions (collectively referred to herein as the “IPO”) in order to carry on the business of SciPlay Parent LLC and its subsidiaries (collectively referred to as “SciPlay”, the “Company”, “we”, “us”, and “our”). The IPO was completed on May 7, 2019. As the managing member of SciPlay Parent LLC, SciPlay operates and controls all of the business affairs of SciPlay Parent LLC and its subsidiaries.

We develop, market and operate a portfolio of games played on various mobile and web platforms, including Jackpot Party® Casino, Quick Hit® Slots, Gold Fish® Casino, Hot Shot Casino®, Bingo Showdown®, MONOPOLY® Slots, 88 Fortunes® Slots, Solitaire Pets™ Adventure, and Backgammon Live as well as other games in the hyper-casual space through our recent acquisition of Alictus Yazilim Anonim Şirketi (“Alictus”), such as Candy Challenge 3D™, Boss Life™, and Deep Clean Inc.™. Our games are available in various formats. We have one operating segment with one business activity, developing and monetizing games.

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
New Accounting Guidance - Recently Adopted
The FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, in October 2021. The new guidance requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance. We adopted this standard during the third quarter of 2022 on a retrospective basis for the current fiscal year. The adoption of this guidance did not have an effect on our consolidated financial statements.

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
The following table presents our revenue disaggregated by platform type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Mobile in-app purchases	$148.5	$130.8	$425.9	$399.5
Web in-app purchases and other(1)	22.3	15.8	63.0	52.2
Total revenue	$170.8	$146.6	$488.9	$451.7
(1) Other primarily represents advertising revenue, which was not material in the periods presented.
The following table presents our revenue disaggregated based on the geographical location of our players:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
North America(1)	$156.8	$134.0	$447.4	$413.3
International	14.0	12.6	41.5	38.4
Total revenue	$170.8	$146.6	$488.9	$451.7
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

The following table summarizes our opening and closing balances in contract assets, contract liabilities and accounts receivable:

	Accounts Receivable	Contract Assets(1)	Contract Liabilities(2)
Beginning of period balance	$39.6	$0.2	$0.5
Balance as of September 30, 2022	43.6	0.1	0.5
(1) Contract assets are included within Prepaid expenses and other current assets in our consolidated balance sheets.
(2) Contract liabilities are included within Accrued liabilities in our consolidated balance sheets.

During the nine months ended September 30, 2022 and 2021, we recognized $0.4 million and $0.6 million, respectively, of revenue that was included in the opening contract liability balance. Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.
Concentration of Credit Risk
Our revenue and accounts receivable are generated via certain platform providers, which subject us to a concentration of credit risk. The following tables summarize the percentage of revenues and accounts receivable generated via our platform providers in excess of 10% of our total revenues and total accounts receivable:

	Revenue Concentration
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Apple	47.8%	47.3%	47.4%	46.9%
Google	33.8%	36.6%	34.3%	37.0%
Facebook	12.1%	12.5%	12.0%	12.4%

	Accounts Receivable Concentration as of
	September 30, 2022	December 31, 2021
Apple	49.4%	49.8%
Google	30.9%	33.9%
Facebook	11.1%	12.1%
Alictus Acquisition
On March 1, 2022, we acquired 80% of all issued and outstanding share capital of privately-held Alictus, a Turkey-based hyper-casual gaming studio. The remaining 20% will be acquired ratably for potential additional consideration payable annually based upon the achievement of specified revenue and earnings targets by Alictus during each of the five years following the acquisition date. The equity rights and privileges of the remaining Alictus shareholders lack the traditional rights and privileges associated with equity ownership and accordingly, we accounted for the transaction as if we acquired 100% of Alictus on the acquisition date. Any future payments associated with the acquisition of the remaining 20% represent a redeemable non-controlling interest, with a payout ranging from a minimum of $— to a maximum payout of $200.0 million. The Alictus acquisition has enabled our expansion into the casual gaming market, growing our game pipeline and diversifying our revenue streams as we advance our strategy to be a diversified global game developer.
The total purchase consideration was $133.6 million, which included $97.6 million in cash, $15.0 million of cash that was deposited into an escrow account, and redeemable non-controlling interest valued at $21.0 million at the acquisition date.
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

We incurred acquisition-related costs, which were recorded in Restructuring and other, of $1.2 million for the nine months ended September 30, 2022.
The following table summarizes the preliminary allocation of the Alictus purchase price expected to be finalized by the fourth quarter of 2022:

March 1, 2022
Cash and cash equivalents	$4.7
Accounts receivable	5.4
Prepaid expenses and other current assets(1)	7.1
Intangible assets:
“Alictus” trade name, useful life of 5 years	4.4
Intellectual property (game content and related technology), useful life of 6 years	29.8
Goodwill	92.8
Total assets	144.2
Accounts payable and other current liabilities	3.6
Deferred tax liabilities	7.0
Total liabilities	10.6
Total consideration transferred	$133.6
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
Other current assets included $6.1 million in Turkish lira-denominated time deposits, which included protection provided by the Turkish Ministry of Treasury and Finance against currency fluctuations as compared to the U.S. dollar. These time deposits had an original maturity term of six months, and were originally classified as short-term investments until their maturity on August 24, 2022. They were measured at fair value under ASC 820 as Level 2 investments. The time deposits’ change in fair value was not material between the acquisition date and maturity date.
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
The fair value of the redeemable non-controlling interest was determined using a Monte Carlo simulation model, based on inputs that are classified as Level 3 under the ASC 820 fair value hierarchy using a discount rate ranging between 2% and 3%, and is primarily based on reaching certain revenue and earnings-based metrics, with a maximum payout of up to $200.0 million. We measured the fair value of redeemable non-controlling interest as of the acquisition date, and recorded such redeemable non-controlling interest as a liability on the Company’s consolidated balance sheet on the acquisition date. The fair value of the liability is remeasured when the contingency is resolved based on actual performance or settlement.
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

(2) Intangible Assets and Software, net and Goodwill
The following table presents certain information regarding our intangible assets and software:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of September 30, 2022
Intellectual property	$74.6	$(41.3)	$33.3
Customer relationships	29.9	(23.6)	6.3
Software	35.4	(21.4)	14.0
Licenses	25.9	(8.0)	17.9
Brand names and other	10.5	(4.6)	5.9
Total intangible assets and software	$176.3	$(98.9)	$77.4

Balance as of December 31, 2021
Intellectual property	$49.6	$(40.4)	$9.2
Customer relationships	30.7	(22.1)	8.6
Software	28.1	(17.8)	10.3
Licenses	23.6	(4.5)	19.1
Brand names	6.7	(4.3)	2.4
Total intangible assets and software	$138.7	$(89.1)	$49.6
The following reflects amortization expense related to intangible assets and software included within depreciation and amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Amortization expense	$5.2	$3.9	$14.5	$9.9
The table below reconciles the changes in the carrying value of goodwill for the period from December 31, 2021 to September 30, 2022.

Total
Balance as of December 31, 2021	$131.1
Acquired goodwill	92.8
Foreign currency adjustments	(6.4)
Balance as of September 30, 2022	$217.5

(3) Leases
Our operating leases primarily consist of real estate office leases. We do not have any material finance leases. Our total variable and short-term lease payments and operating lease expenses were immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	September 30,	December 31,
	2022	2021
Operating lease right-of-use assets	$5.3	$6.8

Accrued liabilities	2.3	2.2
Operating lease liabilities	3.6	5.4
Total operating lease liabilities	$5.9	$7.6

Weighted average remaining lease term, years	2.5	3.3
Weighted average discount rate	4.9%	5.0%

	Nine months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases for the nine months ended September 30, 2022 and 2021, respectively	$1.9	$1.8

Lease liability maturities:

Operating Leases
Remainder of 2022	$0.6
2023	2.5
2024	2.4
2025	0.7
Less: Imputed Interest	(0.3)
Total	$5.9
As of September 30, 2022, we did not have material additional operating leases that have not yet commenced.

(4) Income Taxes
We hold an economic interest of 18.5% in SciPlay Parent LLC. The 81.5% economic interest that we do not own represents a noncontrolling interest for financial reporting purposes. SciPlay Parent LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, SciPlay Parent LLC is not subject to income tax in most jurisdictions, and SciPlay Parent LLC’s members, of which we are one, are liable for income taxes based on their allocable share of SciPlay Parent LLC’s taxable income. The effective income tax rates for the three and nine months ended September 30, 2022 were 3.2% and 3.9%, respectively, and 4.1% and 4.6% for the three and nine months ended September 30, 2021. The effective income tax rates were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Our effective tax rate differs from the U.S. statutory rate of 21% primarily because we generally do not record income taxes for the noncontrolling interest portion of U.S. pre-tax income.

TRA

During the nine months ended September 30, 2022 and 2021, payments totaling $3.8 million in each respective period were made to Light & Wonder pursuant to the TRA. As of September 30, 2022 and December 31, 2021, the total TRA liability was $64.4 million and $68.8 million, of which $4.1 million was included in Accrued liabilities for both periods.

(5) Related Party Transactions
The following is the summary of expenses paid to Light & Wonder and settled in cash:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021	Financial Statement Line Item
Royalties to Light & Wonder for third-party IP	$0.2	$0.7	$0.6	$2.1	Cost of revenue
Parent services	1.6	1.4	4.6	4.4	General and administrative
TRA payments (see Note 4)(1)	3.8	3.8	3.8	3.8	Accrued liabilities
Distributions to Light & Wonder and affiliates, net(1)	22.7	16.0	23.0	30.1	Noncontrolling interest

(1) Under the terms of the Operating Agreement, SciPlay Corporation relies on distributions from SciPlay Parent LLC to pay its obligations under the TRA and any other tax obligations. All distributions must be on a pari-passu basis, thus initiating a pro-rata distribution to Parent and affiliates.

The following is the summary of balances due to affiliates:

	September 30, 2022	December 31, 2021
Royalties to Light & Wonder for third-party IP	$—	$0.3
Parent services	0.8	0.9
Reimbursable expenses to Light & Wonder and its subsidiaries	2.7	0.4
	$3.5	$1.6
Parent Equity Awards
See Note 6 for disclosures related to Parent’s equity awards.

IP Royalties

As more fully described in Note 10 of our 2021 Form 10-K, we entered into the IP License Agreement under which we obtained an exclusive (subject to certain limited exceptions), perpetual, non-royalty-bearing license from a subsidiary of the Parent (“SG Gaming”) for intellectual property created or acquired by SG Gaming or its affiliates on or before the third anniversary of the date of the IP License Agreement. Under the terms of the IP License Agreement, some rights would have changed from exclusive to non-exclusive for newly created intellectual property and other rights would not have extended to newly created intellectual property as of May 6, 2022. On May 6, 2022, we entered into an amendment which extended our rights under the IP License Agreement through July 7, 2022. We are in the process of negotiating new terms with the Parent.

(6) Stockholders’ Equity and Noncontrolling Interest

Noncontrolling Interest

We are a holding company, and our sole material assets are SciPlay Parent LLC Interests (“LLC Interests”) that we purchased from SciPlay Parent LLC and SG Social Holding Company I, LLC, representing an aggregate 18.5% economic interest in SciPlay Parent LLC. The remaining 81.5% economic interest in SciPlay Parent LLC is owned indirectly by Light & Wonder, through the ownership of LLC Interests by the indirect wholly owned subsidiaries of Light & Wonder.

Stock-Based Compensation

The following table summarizes stock-based compensation expense that is included in general and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
SciPlay awards	$2.7	$—	$6.8	$5.1
Parent awards	—	0.1	—	0.3
Total	$2.7	$0.1	$6.8	$5.4

As of September 30, 2022, we had $21.9 million in unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average expected vesting period of 1.5 years, of which $3.1 million relates to performance-based restricted stock units.

Share Repurchase Program

On May 9, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60.0 million of our outstanding Class A common stock. Repurchases may be made at the discretion of the Board of Directors through one or more open market transactions, privately negotiated transactions, including block trades, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, “10b5-1” plan, or other financial arrangements or other arrangements. Repurchases are funded from cash flows generated by SciPlay Parent LLC and its operating subsidiaries. Immediately prior to the execution of such repurchases, a redemption is effected of a corresponding number of SciPlay Parent LLC partnership units held by the Company at an aggregate redemption price equal to the aggregate purchase price (plus any expenses related thereto) of the shares of Class A common stock being repurchased by the Company. During the nine months ended September 30, 2022, we repurchased 1.4 million shares of Class A common stock under the program at an aggregate cost of $18.2 million.

(7) Earnings per Share

The table below sets forth a calculation of basic earnings per share ("EPS") based on net income attributable to SciPlay divided by the basic weighted average number of Class A common stock outstanding during the period. Diluted EPS of Class A common stock is computed by dividing net income attributable to SciPlay by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to all potentially dilutive securities, using the treasury stock method. No material number of restricted stock units was excluded from the calculation of diluted weighted-average common shares outstanding for the three- and nine-month periods ended September 30, 2022 and 2021.

We excluded Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have an economic interest in SciPlay Corporation, and, therefore, a separate presentation of EPS of Class B common stock under the two-class method has not been presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income	$33.7	$37.0	$98.0	$112.8
Less: net income attributable to the noncontrolling interest	28.9	31.1	83.1	95.7
Net income attributable to SciPlay	$4.8	$5.9	$14.9	$17.1
Denominator:
Weighted average shares of Class A common stock for basic EPS	23.7	24.5	24.3	24.0
Effect of dilutive securities:
Stock-based compensation grants	0.3	0.3	0.3	0.9
Weighted average shares of Class A common stock for diluted EPS	24.0	24.8	24.6	24.9
Basic and diluted net income attributable to SciPlay per share:
Basic	$0.20	$0.24	$0.61	$0.71
Diluted	$0.20	$0.24	$0.61	$0.69

(8) Litigation

From time to time, we are subject to various claims, complaints and legal actions, including notifications of alleged infringement of patent or other intellectual property rights, in the normal course of business.

Boorn Matter

On September 15, 2022, plaintiff Hannelore Boorn filed a putative class action against Light & Wonder, Inc., SciPlay Corporation, and Appchi Media Ltd. in the Fayette Circuit Court of the Commonwealth of Kentucky. In her complaint, plaintiff seeks to represent a putative class of all persons in Kentucky who, within the past five years, purchased and allegedly lost $5.00 or more worth of chips, in a 24-hour period, playing SciPlay's online social casino games. The complaint asserts claims for alleged violations of Kentucky’s “recovery of gambling losses” statute and for unjust enrichment, and seeks unspecified money damages, the award of reasonable attorneys' fees and costs, pre- and post-judgment interest, and injunctive and/or other declaratory relief. On October 18, 2022, defendants removed the action to the United States District Court for the Eastern District of Kentucky. On October 26, 2022, the plaintiff filed a notice voluntarily dismissing the lawsuit without prejudice. On October 27, 2022, the district court entered an order dismissing the lawsuit.

Washington State Matter

The Washington State matter settlement previously accrued in the amount of $24.5 million (as described in Note 11 in our 2021 Form 10-K) was fully paid and settled by the Company during the third quarter of 2022.

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

We currently offer a variety of social casino games, including Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots, 88 Fortunes® Slots, MONOPOLY® Slots and Hot Shot Casino®. We continue to pursue our strategy of expanding into the casual games market. Current casual game titles include Bingo Showdown®, Solitaire Pets™ Adventure and Backgammon Live as well as other titles in the hyper-casual space through our acquisition of Alictus, including games such as Candy Challenge 3D™, Boss Life™ and Deep Clean Inc. 3D™. During the nine months ended September 30, 2022, we launched five hyper-casual games, including the top hit Master Doctor 3D. We currently plan to soft-launch SpellSpinner: Fantasy Quest, a casual game, during the first quarter of 2023. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend solitaire-style or bingo game play with adventure game features and our hyper-casual games include many simple core loop mechanics. All of our games are offered and played across multiple platforms, including Apple, Google, Facebook, Amazon and Microsoft. In addition to our internally created game content, our content library includes recognizable game content from Light & Wonder. This content allows players who like playing land-based game content to enjoy some of those same titles in our free-to-play games. We have access to Light & Wonder’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY™, THE FLINTSTONES™, JAMES BOND™ and PLAYBOY™(1). We believe our access to this content, coupled with our years of experience developing in-house content, uniquely positions us to create compelling digital games.

(1) The MONOPOLY name and logo, the distinctive design of the game board, the four corner squares, the MR. MONOPOLY name and character, as well as each of the distinctive elements of the board, cards and the playing pieces are trademarks of Hasbro for its property trading game and game equipment and are used with permission. © 1935, 2022 Hasbro. All Rights Reserved. Licensed by Hasbro.

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

Recent Events

On March 1, 2022, we acquired 80% of a Turkey-based hyper-casual gaming studio, Alictus (see Note 1). Alictus has developed and published a number of games, including Candy Challenge 3D™, Rob Master 3D™, Deep Clean Inc.™, Oh God!™, Money Buster!™ and Collect Cubes™. The Alictus acquisition has allowed us to further scale in the casual market while diversifying our revenue streams.

On May 9, 2022 our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60.0 million of our outstanding Class A common stock (see Note 6). Since the initiation of the program on May 9, 2022 and through November 4, 2022, we returned $28.4 million of capital to shareholders through the repurchase of 2.2 million shares of Class A common stock.

RESULTS OF OPERATIONS

Summary of Results of Operations

	Three Months Ended					Nine Months Ended
	September 30,		Variance			September 30,		Variance
($ in millions)	2022	2021	2022 vs. 2021			2022	2021	2022 vs. 2021
Revenue	$170.8	$146.6	$24.2		17%	$488.9	$451.7	$37.2		8%
Operating expenses	137.4	108.1	29.3		27%	387.8	333.0	54.8		16%
Operating income	33.4	38.5	(5.1)		(13)%	101.1	118.7	(17.6)		(15)%
Net income	33.7	37.0	(3.3)		(9)%	98.0	112.8	(14.8)		(13)%
Net income attributable to SciPlay	4.8	5.9	(1.1)		(19)%	14.9	17.1	(2.2)		(13)%
AEBITDA	$42.8	$44.7	$(1.9)		(4)%	$128.1	$138.5	$(10.4)		(8)%
Net income margin	19.7%	25.2%	(5.5)	pp	nm	20.0%	25.0%	(5.0)	pp	nm
AEBITDA margin	25.1%	30.5%	(5.4)	pp	nm	26.2%	30.7%	(4.5)	pp	nm
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

The following table reconciles Net income attributable to SciPlay to AEBITDA and AEBITDA margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions, except percentages)	2022	2021	2022	2021
Net income attributable to SciPlay	$4.8	$5.9	$14.9	$17.1
Net income attributable to noncontrolling interest	28.9	31.1	83.1	95.7
Net income	33.7	37.0	98.0	112.8
Restructuring and other	1.1	1.7	4.4	3.1
Depreciation and amortization	5.6	4.4	15.8	11.3
Income tax expense	1.1	1.6	4.0	5.5
Stock-based compensation	2.7	0.1	6.8	5.4
Other (income) expense, net	(1.4)	(0.1)	(0.9)	0.4
AEBITDA	$42.8	$44.7	$128.1	$138.5
Revenue	$170.8	$146.6	$488.9	$451.7
Net income margin (Net income/Revenue)	19.7%	25.2%	20.0%	25.0%
AEBITDA margin (AEBITDA/Revenue)	25.1%	30.5%	26.2%	30.7%

Revenue, Key Performance Indicators and Other Metrics

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
($ in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Mobile in-app purchases	$148.5	$130.8	$17.7	14%	$425.9	$399.5	$26.4	7%
Web in-app purchases and other(1)	22.3	15.8	6.5	41%	63.0	52.2	10.8	21%
Total revenue	$170.8	$146.6	$24.2	17%	$488.9	$451.7	$37.2	8%
(1) Other primarily represents revenue generated from providing advertising platforms with access to our game software platform, which facilitates the placement of advertising inventory. The advertising revenue was not material in the periods presented.

Revenue information by geography is summarized as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
($ in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
North America(1)	$156.8	$134.0	$22.8	17%	$447.4	$413.3	$34.1	8%
International	14.0	12.6	1.4	11%	41.5	38.4	3.1	8%
Total revenue	$170.8	$146.6	$24.2	17%	$488.9	$451.7	$37.2	8%
(1) North America revenue includes revenue derived from the U.S., Canada and Mexico.

Revenue

For the three months ended September 30, 2022, revenues increased as social casino payer engagement and average monthly payers increased, coupled with advertising revenue following the Alictus acquisition.

For the nine months ended September 30, 2022, revenues increased in social casino games as a result of an increase in average monthly paying users due to a higher payer conversion rate during the period, coupled with a $15.4 million increase in advertising revenue following the Alictus acquisition.

For the three months ended September 30, 2022, Average MPU and AMRPPU has increased with a record payer conversion rate compared to the three months ended September 30, 2021.

For the nine months ended September 30, 2022, MPU has increased while we have experienced lower AMRPPU due to the introduction of new paying player cohorts. These cohorts are not currently monetizing at the same level as our existing payer base, but we do anticipate the newer cohorts’ monetization to increase over time. Payer conversion and AMRPPU continues to be higher than pre-COVID periods.

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

(in millions, except ARPDAU, AMRPPU, and percentages)	Three Months Ended					Nine Months Ended
	September 30,		Variance			September 30,		Variance
	2022	2021	2022 vs. 2021			2022	2021	2022 vs. 2021
In-App Purchases(1):
Mobile Penetration	90%	89%	1.0	pp	nm	90%	88%	2.0	pp	nm
Average MAU	5.9	6.1	(0.2)		(3.3)%	6.0	6.3	(0.3)		(4.8)%
Average DAU	2.2	2.3	(0.1)		(4.3)%	2.3	2.4	(0.1)		(4.2)%
ARPDAU	$0.80	$0.69	$0.11		15.9%	$0.76	$0.70	$0.06		8.6%
Average MPUs	0.6	0.5	0.1		10.7%	0.6	0.5	0.1		6.3%
AMRPPU	$95.45	$93.67	$1.78		1.9%	$92.97	$94.26	$(1.29)		(1.4)%
Payer conversion rate	9.7%	8.5%	1.2	pp	nm	9.4%	8.4%	1.0	pp	nm
(1) The above KPIs include only in-app purchases, as advertising revenue is not material for the periods presented. pp = percentage points. nm = not meaningful.

The increase in mobile penetration percentage for the three and nine months ended September 30, 2022 primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.

Average MAU for the three and nine months ended September 30, 2022 decreased due to the turnover in users. ARPDAU increased as a function of lower average DAU for periods presented.

Average DAU slightly declined for the three and nine months ended September 30, 2022 due to the turnover in users compared to the three and nine months ended September 30, 2021.

For the three months ended September 30, 2022, AMRPPU and average MPU increased as payer conversion improved compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, AMRPPU declined while MPU improved as payer conversion improved, compared to the nine months ending September 30, 2021.

Payer conversion rates are at an all-time high due to consistent payer interaction with the games by our players as a result of the introduction of new content and features into our games.

Operating Expenses

	Three Months Ended
	September 30,		Variance		Percentage of Revenue
($ in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021 Change
Operating expenses:
Cost of revenue(1)	$52.0	$46.2	$5.8	13%	30.4%	31.5%	(1.1)	pp
Sales and marketing(1)	49.5	32.9	16.6	50%	29.0%	22.4%	6.6	pp
General and administrative(1)	17.4	13.1	4.3	33%	10.2%	8.9%	1.3	pp
Research and development(1)	11.8	9.8	2.0	20%	6.9%	6.7%	0.2	pp
Depreciation and amortization	5.6	4.4	1.2	27%	3.3%	3.0%	0.3	pp
Restructuring and other	1.1	1.7	(0.6)	(35)%	nm	nm	nm
Total operating expenses	$137.4	$108.1	$29.3	27%

(1) Excludes depreciation and amortization. pp = percentage points. nm = not meaningful.

	Nine Months Ended
	September 30,		Variance		Percentage of Revenue
($ in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021 Change
Operating expenses:
Cost of revenue(1)	$148.1	$141.3	$6.8	5%	30.3%	31.3%	(1.0)	pp
Sales and marketing(1)	136.1	101.7	34.4	34%	27.8%	22.5%	5.3	pp
General and administrative(1)	48.8	46.8	2.0	4%	10.0%	10.4%	(0.4)	pp
Research and development(1)	34.6	28.8	5.8	20%	7.1%	6.4%	0.7	pp
Depreciation and amortization	15.8	11.3	4.5	40%	3.2%	2.5%	0.7	pp
Restructuring and other	4.4	3.1	1.3	42%	nm	nm	nm
Total operating expenses	$387.8	$333.0	$54.8	16%

(1) Excludes depreciation and amortization. pp = percentage points. nm = not meaningful.

Cost of revenue

For both comparable periods, cost of revenue increased due to higher platform fees in line with revenue growth.

Sales and marketing

For the three and nine months ended September 30, 2022, sales and marketing expense increased primarily due to higher marketing spend of $14.9 million and $31.2 million, respectively, coupled with higher salaries and benefits of $1.2 million and $2.2 million, respectively, primarily related to an average increased headcount.

General and administrative

For the three months ended September 30, 2022, general and administrative expenses increased primarily due to a $3.0 million increase in salaries and benefits related to an average increased headcount of 27%, coupled with a $2.6 million increase in stock-based compensation, which was partially offset by a $1.6 million decrease in legal expenses.

For the nine months ended September 30, 2022, general and administrative expenses increased primarily due to a $5.2 million increase in salaries and benefits related to an average increased headcount of 23%, coupled with a $1.4 million increase in stock-based compensation, which was partially offset by a $4.6 million decrease in legal expenses.

Research and development

For the three and nine months ended September 30, 2022, research and development expenses increased primarily due to increases of $1.8 million and $3.6 million, respectively, in salary and benefit costs as a result of increases of 8% and 7% in research and development average headcounts for the same periods, coupled with higher software costs and professional services.

Depreciation and amortization

For the three and nine months ended September 30, 2022, depreciation and amortization expense increased primarily due to additional amortization associated with intangible assets acquired in conjunction with the Alictus and Koukoi acquisitions.

Restructuring and other

For the three months ended September 30, 2022, the decrease in restructuring and other is primarily due to a decrease in costs related to mergers and acquisitions-related activity.

For the nine months ended September 30, 2022, the increase in restructuring and other is due to an increase in costs related to mergers and acquisitions-related activity coupled with certain costs associated with management changes.

Net income and AEBITDA

For the three and nine months ended September 30, 2022, net income and AEBITDA decreased primarily due to higher operating expenses primarily related to user acquisition spend, coupled with personnel costs, partially offset by an increase in revenue, as discussed above. Net income margin decreased by 5.5 percentage points and 5.0 percentage points, respectively, primarily due to higher operating expenses as described above. AEBITDA margin decreased by 5.4 percentage points and 4.5 percentage points, respectively, primarily due to higher operating expenses as a result of increased investment in marketing.

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

The Revolver was undrawn as of September 30, 2022. We were in compliance with the financial covenants under the Revolver as of September 30, 2022.

Changes in Cash Flows
The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
($ in millions)	2022	2021
Net cash provided by operating activities	$95.2	$126.3
Net cash used in investing activities	(110.5)	(13.7)
Net cash used in financing activities	(49.1)	(50.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	—
(Decrease) increase in cash, cash equivalents and restricted cash	$(65.2)	$61.9
Net cash provided by operating activities decreased primarily due to an unfavorable change in working capital, including the payment of the $24.5 million Washington State matter previously accrued, coupled with lower earnings.

Net cash used in investing activities increased primarily due to a $102.2 million increase in cash paid for business acquisition, partially offset by $6.0 million increase in proceeds from maturities of time deposits.
Net cash used in financing activities decreased primarily due to a $12.6 million net decrease in taxes paid related to net share settlement of equity awards and employee stock purchase plan settlements, coupled with a $7.1 million decrease in distributions to Light & Wonder driven by lower SciPlay Corporation tax payments, offset by an $18.2 million increase in the repurchase of Class A common stock shares.
Off Balance Sheet Obligations

As of September 30, 2022, we did not have any significant off-balance sheet arrangements.

Contractual Obligations
There have been no material changes to our contractual obligations disclosed in our 2021 Form 10-K other than the acquisition of Alictus and related redeemable non-controlling interest described in Note 1.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2022, we had no material exposure to market risks.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2022.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 8.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities

We repurchased 0.9 million shares under the share repurchase program during the three months ended September 30, 2022.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share	Total Cost of Repurchase	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1/2022 - 7/31/2022	0.5	$13.58	$6.7	$46.2
8/1/2022 - 8/31/2022	0.1	$13.46	$1.2	$45.0
9/1/2022 - 9/30/2022	0.3	$11.11	$3.2	$41.8
Total	0.9		$11.1

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of SciPlay Corporation (incorporated by reference to Exhibit 3.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
3.2	Second Amended and Restated Bylaws of SciPlay Corporation (incorporated by reference to Exhibit 3.1 to SciPlay Corporation’s Current Report on Form 8-K filed on July 29, 2022).
10.1	Amendment to Employment Agreement, dated as of September 26, 2022, by and between SciPlay Corporation and Joshua J. Wilson.*(†)
31.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)
31.2	Certification of the Interim Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)
32.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2
Certification of the Interim Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1
Terms and Conditions of Equity Awards to Key Employees under the Light & Wonder, Inc. 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019), for awards granted in 2021 or later (incorporated by reference to Exhibit 99.1 to Light & Wonder, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*

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
(†) Filed herewith. ** Furnished herewith. * Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIPLAY CORPORATION
(Registrant)

		By:	/s/ Daniel O’Quinn
		Name:	Daniel O’Quinn
		Title:	Interim Chief Financial Officer and Secretary
Dated:	November 9, 2022