Form 10-K
period 2022-12-31
SciPlay Corp
filed 2023-03-01
CIK 1760717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2022, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $328,844,384.
As of February 24, 2023 the registrant had 21,882,107 shares of Class A common stock outstanding and 103,547,021 shares of Class B common stock outstanding.
         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2023 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022.

PART I
FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal,” or similar terminology. The forward-looking statements contained in this Annual Report on Form 10-K are generally located in the material set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:
•the effects of the COVID-19 pandemic and any resulting social, political, economic and financial complications;
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
•the discontinuation or replacement of the London Interbank Offer Rate (“LIBOR”), which may adversely affect interest rates;
•fluctuations in our results due to seasonality and other factors;
•dependence on skilled employees with creative and technical backgrounds;
•U.S. and international economic and industry conditions, including increases in benchmark interest rates and the effects of inflation;
•public perception of our response to environmental, social and governance issues;
•changes in, or the elimination of, our share repurchase program;
•our ability to use the intellectual property rights of Light & Wonder, Inc. (“Light & Wonder”, “L&W” and “Parent”) and other third parties, including the third-party intellectual property rights licensed to Light & Wonder, under our intellectual property license agreement (“IP License Agreement”) with our Parent;
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
•levels of insurance coverage against claims; and
•our dependence on certain key providers;
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

ITEM 1. BUSINESS

General

SciPlay Corporation was formed as a Nevada corporation on November 30, 2018 as a subsidiary of Scientific Games Corporation, now Light & Wonder, Inc., for the purpose of completing a public offering and related transactions (collectively referred to herein as the “IPO”) in order to carry on the business of SciPlay Parent Company LLC (“SciPlay Parent LLC”) and its subsidiaries (collectively referred to as “SciPlay”, the “Company”, “we”, “us”, or “our”). On May 7, 2019, we completed the IPO. As the managing member of SciPlay Parent LLC, SciPlay operates and controls all of the business affairs of SciPlay Parent LLC and its subsidiaries.

We are a leading developer and publisher of digital games on mobile and web platforms. We operate primarily in the social gaming market, which is characterized by gameplay online or on mobile devices, that is social, competitive, and self-directed in pace and session length. We also operate in the hyper-casual space, which is characterized by simpler core loops and more repetitive gameplay than casual games. We generate a substantial portion of our revenue from in-app purchases in the form of virtual coins, chips and cards, which players can use to play slot games, table games or bingo games. Players who install our social games typically receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to extend their time of game play. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps. We generate additional revenue in the hyper-casual space from the receipt of advertising revenue. Players who install our hyper-casual games receive free, unlimited gameplay that requires viewing of periodic in-game advertisements. We currently offer a variety of social casino games, including Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots, 88 Fortunes® Slots, MONOPOLY® Slots, and Hot Shot Casino®. We continue to pursue our strategy of expanding into the casual games market. Current casual game titles include Bingo Showdown®, Solitaire Pets™ Adventure and Backgammon Live as well as other titles in the hyper-casual space through our acquisition of Alictus Yazilim Anonim Şirketi (“Alictus”), a Turkey-based hyper-casual gaming studio, including games such as Candy Challenge 3D™, Boss Life™ and Deep Clean Inc. 3D™. During the year ended December 31, 2022, we launched seven hyper-casual games, including the top hits Master Doctor 3D and Fade Master 3D, and we continued development of SpellSpinner: Fantasy Quest, a casual game. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend solitaire-style or bingo game play with adventure game features, and our hyper-casual games include many simple core loop mechanics. All of our games are offered and played across multiple platforms, including Apple, Google, Facebook, Amazon and Microsoft. In addition to our internally created game content, our content library includes recognizable game content from Light & Wonder. This content allows players who like playing land-based game content to enjoy some of those same titles in our free-to-play games. We have access to Light & Wonder’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY™ and JAMES BOND™.1 We believe our access to this content, coupled with our years of experience developing in-house content, uniquely positions us to create compelling digital games.

Mission
Our mission is to become the #1 casual mobile gaming company in the world.

1 The MONOPOLY name and logo, the distinctive design of the game board, the four corner squares, the MR. MONOPOLY name and character, as well as each of the distinctive elements of the board, cards, and the playing pieces are trademarks of Hasbro for its property trading game and game equipment and are used with permission. © 1935, 2023 Hasbro. All Rights Reserved. Licensed by Hasbro.

and James Bond indicia © 1962-2023 Danjaq, LLC and MGM. and all other James Bond related trademarks are trademarks of Danjaq, LLC. All Rights Reserved.

Strategy

We strive to provide high quality games and entertainment to our customers. To this end, we are focused on the following strategies:

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

•Continue international growth and expansion - We intend to further expand our global presence by incorporating our vast library of recognizable and regionalized brands and content in our game design, customization and marketing for regional audiences. As the global social gaming market expands, we believe there is an opportunity to continue to improve our reach across the rest of the world by offering more targeted content than we currently offer and a better game play experience than is currently available to international players.

•Expand into adjacent gaming markets - We intend to continue to address additional segments within the broader mobile gaming market by expanding into adjacent areas and investing in new game markets. In March 2022, we acquired Alictus, which enabled us to further expand in the casual gaming market. We believe our extensive experience in developing and operating social gaming titles strongly positions us to enter untapped areas within the casual market, such as puzzle, card, match three and board games.

•Leverage platform to scale through select acquisitions - We expect to continue to pursue select strategic acquisitions to fuel our top line growth and build our portfolio. We believe we can maximize the value of an acquired asset through our scalable platform and our rigorous, data-driven acquisition, engagement and monetization model.

Throughout 2022, we continued to execute on our strategy with an emphasis on our live operations and the development of new features leading to record revenue for Jackpot Party® Casino and Quick Hit® Slots. In March 2022, we acquired Alictus, which enabled us to further expand in the casual gaming market. We launched our own proprietary platform in the first quarter of 2023, which will improve our players’ experience and allow us to reduce costs of revenue given the lower payment processing fees and other related expenses for in-app purchases made through our proprietary platform, as compared to the platform fee charged by third-party platforms. In addition, we have plans to launch additional casual games and increase our investments in the expansion of international markets.

Research and Development

We believe our ability to attract new players and retain existing players depends in part on our ability to evolve and expand our content library by continually developing differentiated games, systems technology and functionality to enhance player entertainment and user profitability.

Our personnel are primarily located in Cedar Falls, Iowa; Austin, Texas; and Tel Aviv, Israel. We have additional personnel located in Ankara, Turkey; Oulu, Finland; Brighton, United Kingdom; Chicago, Illinois and Des Moines, Iowa, along with services of a small number of consultants located in Ukraine, Romania, and Mexico supplied to us through third-party contractors and services of personnel located in India supplied to us through our intercompany services agreement with Light & Wonder.

Intellectual Property

We consider our intellectual property rights, including our trademarks, trade dress, copyrights and trade secrets, to be, in the aggregate, material to our business. We seek to protect our investment in research and development by seeking intellectual property protection as appropriate for our technologies and content. We also acquire and license intellectual property from Light & Wonder and third parties.

All of our games feature elements subject to copyright protection. In addition, we generally obtain trademark protection and often seek to register trademarks for the names and designs under which we market and license our games.

We believe the value associated with both our brands and the third-party licensed brands, including those of Light & Wonder, under which we market and license our games contribute to the appeal and success of our games, and our future ability to license, acquire or develop new brand names of similar quality is important to our continued success. Therefore, we continue to invest in the recognition of our brands and brands we license. In addition to our own brands and those we license from Light & Wonder, certain of our games are based on popular brands licensed from other third parties, such as MONOPOLY™ and JAMES BOND™.

For a description of the IP License Agreement, see the risk factor captioned “We rely on the ability to use the intellectual property rights of Light & Wonder and other third parties, including the third-party intellectual property rights licensed to Light & Wonder that we have enjoyed as an indirect subsidiary of Light & Wonder, and we may lose the benefit of any intellectual property owned by or licensed to Light & Wonder if it ceases to hold certain minimum percentages of the voting power in our company” under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and Note 10.

Competition

We face significant competition in all aspects of our business. Our primary social casino game competitors include Playtika, Playstudios, Product Madness/Big Fish Games (subsidiaries of Aristocrat), DoubleU Games/Double Down Interactive, GSN Games/Bash Gaming (subsidiaries of Scopely), AppLovin and Huuuge Games. Our competitors in the broader social game market include Activision Blizzard, Electronic Arts, Kabam, Take-Two Interactive (acquirer of Zynga), Tencent Holdings and Rovio. We also compete with platforms that host real money gambling, including those provided by Light & Wonder. On the broadest scale, we compete for the leisure time, attention and discretionary spending of our players versus other forms of online entertainment, including social media and other video games, on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels.

We believe we compete favorably on these factors. Our industry and the markets for our games, however, are highly competitive, rapidly evolving, fragmented and subject to changing technology, shifting needs and frequent introductions of new games, development platforms and services. Successful execution of our strategy depends on our continuous ability to attract and retain both players and skilled employees, expand the market for our games, maintain a technological edge and offer new capabilities to players. Our relationship with Light & Wonder imposes certain regulatory and operational restrictions on us due to its business related to real money gaming. We compete with social gaming companies that do not have a similar connection to regulated real money gaming, and many of those companies possess a base of existing players larger than ours. In some cases, we compete against gaming operators who could expand their product lines to include social casino games and leverage their land-based gaming relationship with Light & Wonder to license certain social casino game content that could compete with our content.

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

As of December 31, 2022, we employed approximately 855 persons worldwide, which includes 371 domestic employees, 345 international employees, and 139 full-time third-party consultants largely based in Bangalore, India; Kiev, Ukraine; and Botoșani and Bucharest in Romania. Our operations within Ukraine are not material to our overall operations, and recent events have not had an impact on our ability achieve our game development objectives.

In order to ensure that we are meeting our human capital objectives, we frequently utilize employee surveys to understand the effectiveness of our employee and compensation programs and to determine where we can improve across the Company. Our latest survey, completed in 2022, indicated an overall favorable rating of 77%, which is largely consistent with prior year results.

Safety: The health and safety of our employees is a top priority of our leaders. In light of the COVID-19 pandemic, we have implemented work procedures that allow employees to work from home and collaborate remotely. We have also taken measures to keep our workforce safe by monitoring and reducing the impact of the outbreak, including putting protocols in place for responding when employees are infected and enhanced cleaning procedures at all sites.

Compensation and Benefits: We provide a competitive and comprehensive benefits program that is aligned with our business objectives and attempts to inspire employees to drive innovation and improve Company performance. In addition to cash and equity compensation, we offer medical, dental and vision plans; an employee stock purchase plan; paid time off and paid holidays; company-paid disability; life insurance; a 401(k) plan; flexible spending accounts; employee assistance programs; and tuition reimbursement.

Government Regulation

We are subject to foreign and domestic laws and regulations that affect companies operating online, including over the internet and mobile networks, many of which are still evolving and could be interpreted in ways that could negatively impact our business, revenue and results.

We are subject to federal, state and foreign laws related to the privacy and protection of player data. Such regulations, such as the General Data Protections Regulation from the European Union and the California Consumer Privacy Act, which went into effect in California on January 1, 2020, and the California Privacy Rights Act, or “CPRA”, are recent, untested laws and regulations that have and could further affect our operations and business. The extent of the potential impact is unknown.

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

The United States Court of Appeals for the Ninth Circuit has previously held that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits have been filed against other defendants, including the Parent. For example, in April 2018, a putative class action lawsuit, Fife v. Scientific Games Corp., was filed in federal district court alleging substantially the same causes of action against our social casino games. On January 18, 2022, the parties entered into an agreement to settle the lawsuit for the amount of $24.5 million. On August 12, 2022, the district court held a hearing for final approval of the settlement, and gave its final approval to the settlement. On August 18, 2022, the court entered judgment and dismissed the action with prejudice. See the risk factor captioned "Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition" under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and Note 11.

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

Executive Officers of the Company

Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Antonia Korsanos	53	Executive Chair of the Board of Directors
Joshua J. Wilson	47	Chief Executive Officer
Daniel O’Quinn	42	Interim Chief Financial Officer and Secretary

Antonia Korsanos has served as Chair of the Board of SciPlay Corporation since August 2022. She has also served as Executive Vice Chair of the Board of Directors of Light & Wonder, Inc. since September 2020 and has served as a consultant to Light & Wonder with the title of Advisor to the CEO since July 2019. Previously, Ms. Korsanos served as the Chief Financial Officer of Aristocrat Leisure Limited (“Aristocrat”) from 2009 to 2018 and Company Secretary from 2011 to 2018. Prior to joining Aristocrat, Ms. Korsanos held senior leadership roles in the consumer goods industry, including at Goodman Fielder and Kellogg’s. Ms. Korsanos has served as a director of Treasury Wine Estates Limited since April 2020. Ms. Korsanos previously served as a director of Ardent Leisure Group Limited from September 2018 to June 2020, Crown Resorts Limited from May 2018 to October 2021 and Webjet Limited from June 2018 to March 2021.

Joshua J. Wilson has served as Chief Executive Officer since April 2019. Mr. Wilson has also served as Chief Operating Officer and Senior Vice President for our business since April 2016 to drive marketing, technology, production and product management for our business, after previously serving as the Vice President of Product and Operations, Vice President of Product and Executive Director Social Gaming Products. From June 2012 to December 2013, Mr. Wilson was Senior Director of Social Products and Director of Social Gaming for WMS, which was acquired by Light & Wonder (then Scientific Games) in 2013, overseeing web development, analytics and road mapping while creating a business intelligence system and launching our social casino games Jackpot Party® Casino and Gold Fish® Casino. Mr. Wilson served with Phantom EFX, LLC from March 2001 to June 2012, when Phantom was acquired by WMS, as the Director of Online Gaming and Engineering Supervisor.

Daniel O’Quinn has served as Interim Chief Financial Officer and Secretary at the Company since February 2023 and from August 2021 to December 2022. Mr. O’Quinn previously served as Vice President, Finance from December 2022 to February 2023 and from March 2021 to August 2021. Prior to March 2021, Mr. O’Quinn was the Senior Director of Finance and Accounting and the Director of Accounting at the Company. Prior to joining the Company in August 2018, Mr. O’Quinn was the Controller of Extended Business Lines at Learfield, a collegiate sports media and technology company, from September 2014 to August 2018. Mr. O’Quinn also has experience serving with Commercial Metals Company and KPMG. Mr. O’Quinn is a CPA and holds a BBA in Accounting from Texas State University.

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

Risks Related to Our Business and Industry

•The effects of the COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, continue to and, in the future, could impact our operations and, should negative impacts such as significant negative player engagement develop, adversely affect our operations, business, results of operations, cash flows or financial condition.

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

•Unfavorable U.S. and international economic conditions, or decreased discretionary spending or travel due to other factors such as inflation, rising benchmark interest rates, terrorist activity or threat thereof, civil unrest, health epidemics, contagious disease outbreaks, or public perception thereof or other economic or political uncertainties, may adversely affect our business, results of operations, cash flows and financial condition.

•Public perception of the Company’s response to environmental, social and governance issues could adversely affect our reputation, our customer base and business and financial results.

Risks Related to Our Technology

•We rely on the ability to use the intellectual property rights of Light & Wonder and other third parties, including the third-party intellectual property rights licensed to Light & Wonder that we have enjoyed as an indirect subsidiary of Light & Wonder, and we may lose the benefit of any intellectual property owned by or licensed to Light & Wonder if it ceases to hold certain minimum percentages of the voting power in our company.

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

Risks Related to Legal and Regulatory Factors

•Legal or regulatory restrictions could adversely impact our business and limit the growth of our operations. We may share part of the regulatory burdens of our parent, Light & Wonder.

•Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties. Our business depends on the protection of our proprietary information and our owned and licensed intellectual property.

Risks Related to Our Relationship with Light & Wonder

•Light & Wonder controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions. If Light & Wonder causes LNW Social Holding Company I, LLC (the “L&W Member”) to sell a controlling interest in our company to a third party in a private transaction, holders of our Class A common stock may not realize any change-of-control premium on shares of our Class A common stock, and we may become subject to the control of a presently unknown third party.

•Light & Wonder’s interests may conflict with our interests and the interests of our stockholders. Conflicts of interest between Light & Wonder and us could be resolved in a manner unfavorable to us and our public stockholders.

•Our articles of incorporation limit Light & Wonder’s and its directors’ and officers’ liability to us or our stockholders for breach of fiduciary duty and could also prevent us from benefiting from corporate opportunities that might otherwise have been available to us.

•Third parties may seek to hold us responsible for liabilities of Light & Wonder, which could result in a decrease in our income.

•We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

•We rely on our access to Light & Wonder’s brands and reputation, some of Light & Wonder’s relationships, and the brands and reputations of unaffiliated third parties. The services that we receive from Light & Wonder may not be sufficient for us to operate our business, and we would likely incur significant incremental costs if we lost access to Light & Wonder’s services.

Risks Related to Our Organizational Structure and the TRA

•Our sole material asset is our interest in SciPlay Parent LLC, and, accordingly, we depend on distributions from SciPlay Parent LLC to pay our taxes and expenses, including payments under the TRA. SciPlay Parent LLC’s ability to make such distributions have been and may be subject to various limitations and restrictions.

•The TRA with the L&W Member requires us to make cash payments to the L&W Member in respect of certain tax benefits to which we may become entitled, and the payments we are required to make have been and will be substantial.

•In certain cases, future payments under the TRA to the L&W Member may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA.

•We will not be reimbursed for any payments made to the L&W Member under the TRA in the event that any tax benefits are disallowed.

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

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our Class A common stock. The risk factors generally have been separated into seven groups: risks related to our business and industry, risks relating to our technology, risks related to legal and regulatory factors, risks related to our relationship with Light & Wonder, risks related to our organizational structure and the TRA, risks related to ownership of our Class A Common Stock and general risks.

Risks Related to Our Business and Industry

The effects of the COVID-19 pandemic or similar health epidemics, contagious disease outbreaks and public perception thereof continue to and, in the future, could impact our operations and, should negative impacts such as significant negative player engagement develop, adversely affect our operations, business, results of operations, cash flows or financial condition.

The outbreak of a novel strain of coronavirus, COVID-19, and public perception thereof, have contributed to consumer unease and may continue to lead to decreased discretionary spending, which may have a negative effect on us. Other future health epidemics, contagious disease outbreaks or variants of COVID-19, such as Delta and Omicron, could do the same. We can neither predict the effectiveness and distribution of vaccines nor the government response to the COVID-19 pandemic and we cannot predict the ultimate effects that the outbreak of COVID-19, any resulting social, political and economic conditions and decrease in discretionary spending may have on us, as they would be expected to impact our consumers and business partners in varied ways in different communities. Our revenue is driven by players’ disposable incomes and level of social casino gaming activity. The outbreak of COVID-19 has led to economic and financial uncertainty for many consumers and may continue to reduce or maintain at low amounts the disposable incomes of social casino game players resulting in a lower number of players purchasing coins, chips or cards, or in players purchasing fewer coins, chips or cards, which would negatively impact our results of operations, cash flows and financial condition. We experienced increased player engagement resulting from the stay at home measures across the U.S. The extent to which we are able to sustain this increased player engagement is uncertain and player engagement may recede. The recession of player engagement, as a result of the discontinuation of stay at home measures or otherwise, could adversely affect our results of operations and financial condition. Furthermore, the pandemic and disruptions have caused, and may continue to cause us and certain of our business partners, including Light & Wonder, who provides services to us under the Intercompany Service Agreement, to implement additional temporary adjustment of work schemes allowing employees to work from home and collaborate remotely. We have maintained measures to monitor and reduce the impact of the outbreak, including our global crisis monitoring team, protocols for responding when employees are infected and enhanced cleaning procedures at all sites, but there can be no assurance these will be sufficient to mitigate the risks faced by our and our partners’ work forces. We may experience lower work efficiency and productivity, which may adversely affect our service quality, and our business operations have been and could be disrupted when and/or if our employees have been or are suspected of infection, since this has caused and may cause our employees to be quarantined and/or our offices to continue operating remotely. In addition, as we have reopened our offices following appropriate precautions and guidelines, the risk of spreading the virus could increase, and we may experience further disruptions to our business operations if our employees contract the virus from one another. We will continue to incur costs for our operations, and our revenues during this period are difficult to predict. As a result of any of the above developments, our business has been and our results of operations, cash flows or financial condition may be adversely affected by the COVID-19 outbreak.

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

In addition, our ability to increase the number of players of our games will depend on continued player adoption of social casino gaming and other forms of casual gaming. Growth in the social gaming industry and the level of demand for and market acceptance of our games are subject to a high degree of uncertainty. We cannot assure that player adoption of social gaming and our games will continue or exceed current growth rates, or that the industry will achieve more widespread acceptance. For information regarding how certain third-party platform policies affect our ability to attract and retain players, see the risk factor captioned “We rely on third-party platforms to make our games available to players and to collect revenue.”

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

Consequently, our expansion and prospects depend on our continued relationships with these providers, and any emerging platform providers that are widely adopted by our target player base. We are subject to the standard terms and conditions that these platform providers have for application developers, which govern the promotion, distribution and operation of games and other applications on their platforms, and which the platform providers can change unilaterally on short or without notice. Version updates, such as Apple's iOS 14.5 update in April 2021, which included changes to its AppTracking Transparency policy, now requires user permission before developers can track a user across apps and websites owned by other companies or access a user’s device’s identifier for advertisers (“IDFA”), which has reduced the quantity and quality of data available to us. This change has particularly impacted our strategy for the games produced by Alictus, with

Alictus having begun preparing its games primarily for Google’s Android platform. Google’s planned Google advertising identification deprecation, expected in 2023, may further impact our strategy. These changes could, among other things, have a detrimental impact on our ability to conduct targeted advertising on platforms, increase the cost to obtain new users and impact the return on investment of advertising spend. The impact of these changes has been a catalyst for SciPlay to explore, and continue to engage with, traditional media, expanded relationships with social media influencers and other innovative marketing solutions. We will also be adversely impacted if we are unable to continue these relationships in the future or if the terms and conditions offered by these providers are altered to our disadvantage. For instance, if any of these providers were to increase their fees, our results of operations, cash flows and financial condition would suffer. Additionally, our business would be harmed if:

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

Historically, we have depended on a small number of games for a majority of our revenue, and we expect that this dependency will continue for the foreseeable future. In particular, Jackpot Party® Casino has accounted for a substantial portion of our revenue since its launch in 2012, including 48% of our revenue in 2020 and 52% of our revenue in both 2021 and 2022, and we expect it to continue to do so over the next several years. Our growth depends on our ability to consistently launch new games that achieve significant popularity. Each of our games generally requires significant research and development, engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased. In the future, we may be forced to reduce our research and development and marketing expenses in order to support other business priorities, which would harm our ability to attract new players and expand our player base and game community. Our ability to successfully and timely launch, sustain and expand games and attract and retain paying players largely depends on our ability to:

•anticipate and effectively respond to changing game player interests and preferences;

•anticipate or respond to changes in the competitive landscape;

•develop, sustain and expand games that are fun, interesting and compelling to play and on which players want to spend money;

•retain rights to the intellectual property rights of third parties, including Light & Wonder;

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

Moreover, it is difficult to predict the problems we may encounter in innovating and introducing new games, and we may need to devote significant resources to the creation, support and maintenance of our games and services. Under the IP License Agreement, our right to use any intellectual property created or acquired by LNW Gaming, Inc. (formerly known as SG Gaming, Inc. and Bally Gaming, Inc.) (“LNW Gaming”) or its affiliates, or licensed by third parties to LNW Gaming, after the third anniversary of the date of the IP License Agreement, will be limited to use in our currently available games. This limit will also extend to derivative works of, or improvements to, intellectual property licensed to us under the IP License Agreement that are developed after the third anniversary of the date of the IP License Agreement (including by us), as such derivative works and improvements will be assigned to LNW Gaming and licensed back to us pursuant to the terms of the IP License Agreement. We cannot assure that we will be able to obtain a license for the use of any such intellectual property in our new games on commercially reasonable terms, if at all.

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

A small percentage of our players account for nearly all of our revenue. For example, 7.13%, 8.50%, and 9.60% of our players made purchases in our games, in 2020, 2021, and 2022, respectively. However, we lose paying players in the ordinary course of business, and they may stop making purchases in our games or playing our games altogether at any time. In order to sustain or increase our revenue levels, we must attract new paying players or increase the amount our players pay. To retain paying players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. Our new games may also attract players away from our existing games. If we fail to grow or sustain the number of our paying players, or if the rate at which we add paying players declines or if the average amount our paying players pay declines, our results of operations, cash flows and financial condition could be adversely impacted.

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

Our players depend on our support organization to resolve any issues relating to our games. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain employees who are not only qualified to support players of our games, but are also well versed in our games. Additionally, 2021 and 2022 were marked by a labor shortage that made and continues to make hiring and retaining skilled employees to support our games highly competitive. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell coins, chips or cards within our games to existing and prospective players, and could adversely impact our results of operations, cash flows and financial condition.

We operate in a highly competitive industry, and our success depends on our ability to effectively compete.

Social gaming, which includes social casino gaming and from which we derive substantially all of our revenue, is a rapidly evolving industry with low barriers to entry. Businesses can easily launch online or on mobile platforms and applications at nominal cost by using commercially available software or partnering with various established companies in these markets. The market for our games is also characterized by rapid technological developments, frequent launches of new games and features, changes in player needs and behavior, disruption by innovative entrants and evolving business models and industry standards. As a result, our industry is constantly changing games and business models in order to adopt and optimize new technologies, increase cost efficiency and adapt to player preferences.

Successful execution of our strategy depends on our continuous ability to attract and retain players, adapt to the emergence of new mobile hardware or operating systems, expand the market for our games, maintain a technological edge and offer new capabilities to players. We also compete with social gaming companies, including those that offer social casino games such as Playtika, Zynga (acquired by Take Two), DoubleU and others, that have no connection to regulated real money gaming, and many of those companies have a base of existing players that is larger than ours. In some cases, we compete against real money gaming operators who have expanded their games to include social casino games and have in the past leveraged their land-based gaming relationship with Light & Wonder to license social casino game content from Light & Wonder, although such rights are limited in scope by the IP License Agreement. In those cases, customers of such real money gaming operators may choose to play our content as it is offered by the operator and not as it is offered by our social casino games, detrimentally impacting our results.

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

We derive a substantial amount of our revenue from the sale of coins, chips or cards used to play our games. Our games are available to players for free, and we generally generate revenue from them only if they voluntarily purchase coins, chips or cards above and beyond the level of free coins, chips or cards provided periodically as part of the game. If we fail to offer games that attract purchases of coins, chips or cards, or if we fail to properly manage the economics of free versus paid coins, chips or cards, our business, financial condition and results of operations could be materially and adversely affected.

Our Revolver, on which we have not drawn to date, imposes certain restrictions that may affect our ability to operate our business and make payments on our indebtedness if we draw on it in the future.

If we draw from our $150.0 million revolving credit agreement, dated as of May 7, 2019 (as amended, supplemented, amended and restated or otherwise modified from time to time, including by that certain Amendment No. 1, dated as of May 27, 2021, and by that certain Amendment No. 2, dated as of February 28, 2022, the “Revolver”), covenants therein will, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer or dispose of property and assets; invest; make dividends or distributions or other restricted payments and engage in affiliate transactions. In addition, we are required to maintain a maximum total net leverage ratio not to exceed 2.50:1.00 and to maintain a minimum fixed charge coverage ratio of no less than 4.00:1.00. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Capital Resources and Working Capital-Revolving Credit Facility” in Part II, Item 7 of this Annual Report on Form 10-K for additional information. The Revolver limits our ability to make certain payments, including dividends or distributions on SciPlay Parent LLC’s equity and other restricted payments, provided, however, that payments in respect of certain tax distributions under the SciPlay Parent LLC Operating Agreement (the “Operating Agreement”) and certain payments under the TRA are permitted, and payments to SciPlay Parent LLC’s direct or indirect parent made on or prior to the closing date of the Revolver in an amount not to exceed the net cash proceeds of the IPO are permitted, among other customary exceptions.

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

The Revolver has variable rates of interest, some of which use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Capital Resources and Working Capital-Revolving Credit Facility” in Part II, Item 7 of this Annual Report on Form 10-K for additional information. The U.K. Financial Conduct Authority mostly phased out LIBOR by the end of 2021, extending to the end of June 2023 for U.S. dollar LIBOR only. In addition, other regulators have suggested reforming or replacing other benchmark rates. In March 2022, the U.S. adopted the Adjustable Interest Rate (LIBOR) Act establishing the Secured Overnight Financing Rate (“SOFR”) as a commercially reasonable substitute for and commercially substantial equivalent to LIBOR. In December 2022, the Board of Governors of the Federal Reserve System adopted a final rule implementing the act. The discontinuation of LIBOR or the discontinuation, reform, or replacement of any other benchmark rates, such as SOFR, may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt, and our business, prospects, financial condition and results of operations could be materially and adversely affected. Interest rates have increased significantly in the past year. If we draw significant amounts under our Revolver, its terms would require us to dedicate a portion of our cash flow from operations to interest payments, such that if interest rates remain at high levels or continue to rise, we may suffer a reduced availability of cash flow to fund capital, capital expenditures and other general corporate purposes. We may in the future pursue amendments to the credit agreement governing the Revolver to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As a result, additional financing to replace our LIBOR-based debt may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.

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

We rely on our highly skilled, technically trained and creative employees to develop new technologies and create innovative games. Such employees, particularly game designers, engineers and project managers with desirable skill sets are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. Additionally, 2021 and 2022 were marked by a labor shortage that made, and continues to make, hiring and retaining skilled employees to support our games highly competitive. A lack of skilled technical workers could delay or negatively impact our business plans, ability to compete, results of operations, cash flows and financial condition. We employ personnel internationally, particularly in game development operations in Israel and Ukraine, and are subject to additional risks customarily associated with foreign operations, such as labor and employment related risks, risks related to political or regional instability and national security risks. For example, on February 24, 2022, Russia invaded Ukraine, which has disrupted our ability to rely on our skilled technical consultants in Ukraine, and further disruptions may continue. Such risks and disruptions may negatively impact our results of operations, cash flows and financial condition. See also “Our foreign operations expose us to business and legal risks” in Part I, Item 1A.

Unfavorable U.S. and international economic conditions, or decreased discretionary spending due to other factors such as inflation, civil unrest, or other economic or political uncertainties, have adversely affected and may continue to adversely affect our business, results of operations, cash flows and financial condition.

Unfavorable economic conditions, including recession, inflation, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit, relatively high rates of unemployment and inflation, have had, and may continue to have, a negative effect on our business. Socio-political factors such as terrorist activity or threat thereof, civil unrest or other economic or political uncertainties, or health epidemics, contagious disease outbreaks, or public perception thereof that contribute to consumer unease may also result in decreased discretionary spending by consumers and have a negative effect on our businesses. We cannot fully predict the effects that unfavorable social, political and economic conditions, economic uncertainties and any resulting decrease in discretionary spending or travel would have on us, as they would be expected to impact our customers, suppliers and business partners in varied ways. Adverse changes in discretionary consumer spending or consumer preferences, resulting in reduced play levels, could also be driven by factors such as an unstable job market, outbreaks of contagious diseases or public perception thereof or fears of terrorism or other violence.

Public perception of the Company’s response to environmental, social and governance issues could adversely affect our reputation, our customer base and business and financial results.

Companies across all industries are facing increasing scrutiny from customers, clients, regulators, investors, and other stakeholders related to their environmental, social and governance practices and disclosure. Unfavorable perception regarding our environmental policies, social initiatives, governance practices, diversity initiatives, the perceived or actual impacts of our games on user well-being, the actions of companies that provide similar products to ours, or other growing concerns of our stakeholders, could adversely affect our reputation. Any negative effect on our reputation could have an adverse effect on the size, engagement and loyalty of our customer base, which could adversely affect our business and financial results.

Additionally, we are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the Financial Accounting Standards Board (“FASB”). These rules and regulations continue to evolve in scope and complexity, making compliance difficult and uncertain. We may become subject to new laws enacted with regards to climate change and other environmental issues. If new laws are enacted, or current laws are modified in countries in which we operate, we could face increased costs to comply with these laws.

Changes in, or the elimination of, our share repurchase program could have an adverse effect on the price of our common stock.

As part of our capital allocation strategy, our Board of Directors has authorized a share repurchase program under which the Company is authorized to repurchase, from time to time, through May 9, 2024, up to an aggregate amount of $60 million of our outstanding stock. Decisions regarding share repurchases are within the discretion of the Board of Directors and can be influenced by a number of factors, including the price of our common stock, general business and economic conditions and our financial condition and operating results and may be suspended or discontinued at any time. Even if fully implemented, our share repurchase program may not enhance long-term stockholder value. Changes in, or the elimination of, our share repurchase program could have an adverse effect on the price of our common stock. For more information on our share repurchase program, see Note 7.

Risks Related to Our Technology

We rely on the ability to use the intellectual property rights of Light & Wonder and other third parties, including the third-party intellectual property rights licensed to Light & Wonder that we have enjoyed as an indirect subsidiary of Light & Wonder, and we may lose the benefit of any intellectual property owned by or licensed to Light & Wonder if it ceases to hold certain minimum percentages of the voting power in our company.

Substantially all of our games rely on products, technologies and other intellectual property that are licensed from Light & Wonder and other third parties. Since September 2016, we have been party to an intercompany license agreement with Light & Wonder pursuant to which we receive the right to use certain patents, brands, trademarks and other intellectual property owned by or licensed to Light & Wonder. In addition, as an indirect subsidiary of Light & Wonder, we benefit from intellectual property licensed to Light & Wonder for the benefit of it and its subsidiaries. Under the IP License Agreement and as a subsidiary of Light & Wonder, we expect, but cannot guarantee, that we will be able to continue to receive those rights on favorable or reasonable terms, and licensors may have approval rights over any future sublicenses by Light & Wonder. The IP License Agreement has a change of control provision that requires LNW Gaming’s consent, not to be unreasonably withheld, in the event of changes of control of our company that are not initiated by Light & Wonder. LNW Gaming could reasonably withhold its consent, and therefore have the right to terminate the IP License Agreement, if, for example, a competitor of Light & Wonder were to acquire more than 50% of the voting power in our company. If LNW Gaming were to exercise this termination right, we would lose the benefit of any intellectual property licensed to us under the IP License Agreement, which is essential to our business, including any intellectual property that we develop, to the extent it is an improvement, enhancement, modification, or derivative work of any intellectual property licensed to us under the IP License Agreement.

Any transaction that results in Light & Wonder ceasing to hold at least 50% of the voting power in our company will be considered a change of control transaction requiring LNW Gaming’s consent, except for: (i) transactions initiated by Light & Wonder, or (ii) decreases in voting power resulting from (a) Light & Wonder selling any ownership interests in our company, either privately or through additional public offerings, or (b) any future issuance of additional shares of our capital stock. In addition, our rights to any third-party intellectual property licensed to LNW Gaming or its affiliates and sublicensed to us under the IP License Agreement are subject to any change of control provisions in the applicable third-party license.

Further, even absent termination of the IP License Agreement, if Light & Wonder ceases to hold at least 50% of the voting power in our company, or such other percentage as may be required by a specific third-party license between the applicable third party and Light & Wonder, we may also lose the benefit of any intellectual property licensed to Light & Wonder for the benefit of it or its subsidiaries. We have little control over future amendments or renewals of third-party licenses to which we are not a party, and such amendments and renewals may affect the ability of Light & Wonder to sublicense such third-party intellectual property rights to us, or our ability to benefit directly from such intellectual property without a sublicense as a subsidiary of Light & Wonder.

The future success of our business will depend, in part, on our ability to obtain, retain or expand licenses for technologies and services in a competitive market. We cannot assure that these third-party licenses, including the IP License Agreement, or support for such licensed technologies and services, will continue to be available to us on commercially reasonable terms, if at all. In the event that we lose the benefit of, or cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the technologies and services that include or incorporate the licensed intellectual property. In addition, while we are controlled by Light & Wonder, we may not have the leverage to negotiate amendments to the IP License Agreement, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.

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

We believe that our success depends, in part, on protecting our owned and licensed intellectual property in the U.S. and in foreign countries. Our intellectual property includes certain trademarks and copyrights relating to our games, and proprietary or confidential information that is not subject to formal intellectual property protection. Intellectual property that is significant to our business is owned by Light & Wonder and other third parties. Our success may depend, in part, on our and our licensors’ ability to protect the trademarks, trade dress, names, logos or symbols under which we market our games and to obtain and maintain patent, copyright and other intellectual property protection for the technologies, designs, software and innovations used in our games and our business. We cannot assure that we will be able to build and maintain consumer value in our trademarks, copyrights or other intellectual property protection in our technologies, designs, software and innovations or that any patent, trademark, copyright or other intellectual property right will provide us with competitive advantages.

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

Our success depends on the security and integrity of the games we offer, and security breaches, including cybersecurity breaches, or other disruptions could compromise our information or the information of our players and expose us to liability, which would cause our business and reputation to suffer.

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

•security incidents, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors or other similar events that could negatively affect our systems and the data stored on those systems, and the data of our business partners; and

•third parties, such as hosted solution providers, that provide services to us are also a source of security risk in the event of a failure of their own security systems and infrastructure.

The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or players. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about us, our business partners or other third parties could expose us to significant potential liability and reputational harm. As threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. Although we have insurance coverage for protecting against damages resulting from cyber-attacks, it may not be sufficient to cover all possible claims, and we may suffer losses that could have a material adverse effect on our business. We could also be negatively impacted by existing and proposed U.S. and non-U.S. laws and regulations, and government policies and practices related to cybersecurity, data privacy, data localization and data protection.

In addition, the platforms on which we distribute games may encourage, or require, compliance with certain security standards, such as the voluntary cybersecurity framework released by the National Institute of Standards and Technology (or “NIST”), which consists of controls designed to identify and manage cyber-security risks, and we could be negatively impacted to the extent we are unable to comply with such standards.

We rely on information technology and other systems, and any failures in our systems or errors, defects or disruptions in our games could diminish our brand and reputation, subject us to liability and could disrupt our business and adversely impact our results.

We rely on information technology systems that are important to the operation of our business, some of which are managed by third parties. These third parties are typically under no obligation to renew agreements and there is no guarantee that we will be able to renew these agreements on commercially reasonable terms, or at all. These systems are used to process, transmit and store electronic information, to manage and support our business operations and to maintain internal control over our financial reporting. In addition, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, and regulations. We could encounter difficulties in developing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems are susceptible to damage, outages, disruptions or shutdowns due to fire, floods, power loss, break-ins, cyber-attacks, network penetration, denial of service attacks and similar events. While we have and will continue to implement network security measures and data protection safeguards, our servers and other computer systems are vulnerable to any number of threats, including viruses, malicious software, hacking, break‑ins or theft, data privacy or security breaches, third‑party security breaches, employee error or malfeasance and similar events. Failures in our systems or unauthorized access to or tampering with our systems and databases could have a material adverse effect on our business, reputation, results of operations, cash flows and financial condition. Any failures in our computer systems or telecommunications services could affect our ability to operate our games or otherwise conduct business.

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

In 2018, the United States Court of Appeals for the Ninth Circuit decided that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits have been filed against other defendants, including Light & Wonder. For example, in April 2018, a putative class action lawsuit was filed in federal district court alleging substantially the same causes of action against our social casino games. In December 2018, the federal district court assigned to the litigation denied Light & Wonder’s motion to dismiss the plaintiff’s complaint and, in January 2019, Light & Wonder filed its answer and affirmative defenses to the putative class action complaint. In November 2021, Light & Wonder entered into an agreement in principle to settle the lawsuit for the amount of $24.5 million, which we fully paid in the third quarter of 2022. See “Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” and Note 11.

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

We may share part of the regulatory burdens of our parent, Light & Wonder.

The majority of our voting power is held by wholly owned subsidiaries of Light & Wonder, and we entered into the Intercompany Services Agreement, the Registration Rights Agreement and the TRA with one or more of Light & Wonder and its affiliates. Light & Wonder and its affiliates hold many privileged licenses in jurisdictions around the world, allowing them to operate as gambling equipment and service suppliers. Regulators that issue such licenses have broad investigative powers and could ask for information from our majority stockholder, the entities from which we license intellectual property and their affiliates. Light & Wonder and its affiliates, including SciPlay Parent LLC and its subsidiaries, will be obligated to cooperate with the investigations of such regulators. Such licenses may limit the operations and activities of subsidiaries and affiliates of Light & Wonder, including SciPlay Parent LLC and its subsidiaries.

Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties.

We collect, process, store, use and share data, some of which contains personal information. Our business is therefore subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission, sharing and protection of personal information and other consumer and employee data. Such laws and regulations may be inconsistent among states, countries or between states and countries or conflict with other rules. In particular, the European Union, or EU, has adopted strict data privacy and security regulations. Following certain developments in the EU, including the EU’s General Data Protection Regulation (“GDPR”) and proposed Regulation on Priacy and Electronic Communications (the “ePrivacy Regulation”), data privacy and security compliance in the EU are increasingly complex and challenging. The GDPR created new compliance obligations applicable to our business and some of our players and imposed increased financial penalties for noncompliance (including possible fines of up to four percent of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious violations). Compliance with the GDPR and similar regulations increases our operational costs and can impact operational efficiencies.

The scope of data privacy and security regulations worldwide continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. This law, among other things, requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities to opt out of certain disclosures of personal information. It remains unclear how courts will interpret the CCPA. The U.S. Congress may also pass a law to preempt all or part of the CCPA. Further, California subsequently passed the California Privacy Rights Act, or “CPRA”, which became effective January 1, 2023. The CPRA amends the CCPA to provide more comprehensive privacy protections to consumers and established the California Privacy Protection Agency as the primary body responsible for safeguarding digital privacy. The effects of the CCPA and CPRA may be significant and the CCPA required us to update our policies to include CCPA specific clauses and procedures. Similarly, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, which provides Virginia residents with certain rights regarding their data and obligates data controllers to implement regular assessments evaluating the risks of processing personal and sensitive data and became effective in January 2023. A number of other proposals related to data privacy or security are pending before federal, state, and foreign legislative and regulatory bodies. For example, the European Union began final negotiations with the European Commission and European Parliament in 2022 regarding the adoption of the ePrivacy Regulation that would govern data privacy and the protection of personal data in electronic communications, in particular for direct marketing purposes. Efforts to comply with these and other data privacy and security restrictions that may be enacted has required us to modify our data processing practices and policies, could cause us to further modify our practices and policies in the future and may increase the cost of our operations. Failure to comply with such restrictions could subject us to criminal and civil sanctions and other penalties. In part due to the uncertainty of the legal climate, complying with regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to attract or retain players, and otherwise adversely affect our business, financial condition and operating results.

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

We generate a portion of our revenue from operations outside of the U.S. For the years ended December 31, 2022, 2021 and 2020, we derived approximately 14%, 15% and 15%, respectively, of our revenue from sales to players outside of the U.S. We also have significant operations, including game development operations, in Israel.

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

Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions and other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition. In addition, our international business operations could be interrupted and negatively affected by terrorist activity, political unrest or other economic or political uncertainties. Moreover, U.S. and foreign jurisdictions could impose tariffs, quotas, trade barriers and other similar restrictions on our international sales.

Further, our ability to expand successfully in foreign jurisdictions involves other risks, including difficulties in integrating foreign operations, risks associated with entering jurisdictions in which we may have little experience and the day-to-day management of a growing and increasingly geographically diverse company. We may not realize the operating efficiencies, competitive advantages or financial results that we anticipate from our investments in foreign jurisdictions, and our failure to effectively manage the risks associated with our operations in foreign jurisdictions could have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.

Risks Related to Our Relationship with Light & Wonder

Light & Wonder controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

Light & Wonder, through its indirect wholly owned subsidiary, the L&W Member, controls shares representing a majority of our combined voting power. The L&W Member owns all of our outstanding Class B common stock, which represents 82.4% of our total outstanding shares of common stock and 97.9% of the combined voting power of both classes of our outstanding common stock. On all matters submitted to a vote of our stockholders, our Class B common stock entitles its owners to ten votes per share (for so long as the number of shares of our common stock beneficially owned by the L&W Member and its affiliates represents at least 10% of our outstanding shares of common stock and, thereafter, one vote per share), and our Class A common stock entitles its owners to one vote per share. As long as Light & Wonder continues to control shares representing a majority of our combined voting power, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election of directors (unless supermajority approval of such matter is required by applicable law). Even if Light & Wonder were to control less than a majority of our combined voting power, it may be able to influence the outcome of corporate actions so long as it owns a significant portion of our combined voting power. If Light & Wonder does not cause the L&W Member to dispose of its shares of our common stock, Light & Wonder could retain control over us for an extended period of time or indefinitely.

Investors will not be able to affect the outcome of any stockholder vote while Light & Wonder controls the majority of our combined voting power (or, in the case of removal of directors, two-thirds of our combined voting power). Due to its ownership and rights under our articles of incorporation and our bylaws, Light & Wonder is able to control, indirectly through the L&W Member and subject to applicable law, the composition of our board of directors, which in turn is able to control all matters affecting us, including, among other things:

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

•termination of, changes to or determinations under our agreements with Light & Wonder;

•changes to any other agreements that may adversely affect us;

•the payment of dividends on our Class A common stock; and

•determinations with respect to our tax returns.

Because Light & Wonder’s interests may differ from ours or from those of our other stockholders, actions that Light & Wonder takes with respect to us, as our controlling stockholder, may not be favorable to us or our other stockholders.

If Light & Wonder causes the L&W Member to sell a controlling interest in our company to a third party in a private transaction, holders of our Class A common stock may not realize any change-of-control premium on shares of our Class A common stock, and we may become subject to the control of a presently unknown third party.

Light & Wonder, through its indirect wholly owned subsidiary, the L&W Member, holds approximately 97.9% of our combined voting power. Light & Wonder has the ability, should it choose to do so, to cause the L&W Member to sell some or all of its shares of our common stock and the LLC Interests the L&W Member holds in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company. See Note 1 for additional information.

The ability of Light & Wonder to cause the L&W Member to privately sell their shares of our common stock and the LLC Interests the L&W Member holds, with no requirement for a concurrent offer to be made to acquire all of our shares that will be publicly traded hereafter, could prevent our stockholders from realizing any change-of-control premium on our stockholders’ shares of our common stock that may otherwise accrue to Light & Wonder on its private sale of our common stock and the LLC Interests it holds. Additionally, if Light & Wonder causes the L&W Member to privately sell shares representing a significant portion of our common stock, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if Light & Wonder causes the L&W Member to sell a controlling interest in our company to a third party, any debt financing (including the Revolver) we secure in the future may be subject to acceleration, Light & Wonder may terminate the Intercompany Services Agreement and other arrangements, and our other relationships and agreements, including our license agreements, could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our results of operations, cash flows and financial condition.

Light & Wonder’s interests may conflict with our interests and the interests of our stockholders. Conflicts of interest between Light & Wonder and us could be resolved in a manner unfavorable to us and our public stockholders.

Various conflicts of interest between us and Light & Wonder exist and could arise. See Note 10 for additional information. Ownership interests of directors or officers of Light & Wonder in our common stock and ownership interests of our directors and officers in the stock of Light & Wonder, or a person’s service either as a director or officer of both companies, could create or appear to create conflicts of interest when those directors and officers are faced with decisions relating to our company. These decisions could include:

•corporate opportunities;

•the impact that operating decisions for our business may have on Light & Wonder’s consolidated financial statements;

•differences in tax positions between Light & Wonder and us, especially in light of the TRA (see “Risks Related to Our Organizational Structure and the TRA”);

•the impact that operating or capital decisions (including the incurrence of indebtedness) for our business may have on Light & Wonder’s current or future indebtedness or the covenants under that indebtedness;

•future, potential commercial arrangements between Light & Wonder and us or between Light & Wonder and third parties;

•business combinations involving us;

•our dividend policy;

•management stock ownership; and

•the intercompany agreements between Light & Wonder and us.

Furthermore, disputes may arise between Light & Wonder and us relating to our past and ongoing relationship and these conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:

•tax, employee benefits, indemnification and other matters arising from the IPO;

•the nature, quality and pricing of services Light & Wonder agrees to provide to us;

•sales or other disposals by the L&W Member of all or a portion of its ownership interests in SciPlay Parent LLC or us; and

•business combinations involving us.

We may not be able to resolve any conflicts, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. While we are controlled by Light & Wonder, we may not have the leverage to negotiate amendments to our agreements with Light & Wonder, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.

Certain of our directors and executive officers may have actual or potential conflicts of interest because of their positions with Light & Wonder.

Antonia Korsanos is the Chair of our board of directors and also serves as Executive Vice Chair of the board of Light & Wonder. Constance James is a director on our board of directors and also serves as the Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary of Light & Wonder. Their positions at Light & Wonder and the ownership of any Light & Wonder equity or equity awards creates, or may create the appearance of, conflicts of interest when they are faced with decisions that could have different implications for Light & Wonder than the decisions have for us.

Our articles of incorporation limit Light & Wonder’s and its directors’ and officers’ liability to us or our stockholders for breach of fiduciary duty and could also prevent us from benefiting from corporate opportunities that might otherwise have been available to us.

Our articles of incorporation provide that, subject to any contractual provision to the contrary, Light & Wonder has no obligation to refrain from:

•engaging in the same or similar business activities or lines of business as we do;

•doing business with any of our clients, consumers, vendors or lessors;

•employing or otherwise engaging any of our officers or employees; or

•making investments in any property in which we may make investments.

Under our articles of incorporation, neither Light & Wonder nor any officer or director of Light & Wonder, except as provided in our articles of incorporation, is liable to us or to our stockholders for breach of any fiduciary duty by reason of any of these activities.

Additionally, our articles of incorporation include a “corporate opportunity” provision in which we renounce any interests or expectancy in corporate opportunities which become known to (i) any of our directors or officers who are also directors, officers, employees or other affiliates of Light & Wonder or its affiliates (except that we and our subsidiaries shall not be deemed affiliates of Light & Wonder or its affiliates for the purposes of the provision), or dual persons, or (ii) Light & Wonder itself, and which relate to the business of Light & Wonder or may constitute a corporate opportunity for both Light & Wonder and us. Generally, neither Light & Wonder nor our directors or officers who are also dual persons is liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such person pursues or acquires any corporate opportunity for the account of Light & Wonder or its affiliates, directs, recommends, sells, assigns or otherwise transfers such corporate opportunity to Light & Wonder or its affiliates, or does not communicate information regarding such corporate opportunity to us. The corporate opportunity provision may exacerbate conflicts of interest between Light & Wonder and us because the provision effectively permits one of our directors or officers who also serves as a director, officer, employee or other affiliate of Light & Wonder to choose to direct a corporate opportunity to Light & Wonder instead of us.

Light & Wonder is not restricted from competing with us in the social gaming business, including as a result of acquiring a company that operates a social gaming business. Due to the significant resources of Light & Wonder, including its intellectual property (all of which Light & Wonder will retain and certain of which it licenses to us under the IP License Agreement), financial resources, name recognition and know-how resulting from the previous management of our business, Light & Wonder could have a significant competitive advantage over us should it decide to utilize these resources to engage in the type of business we conduct, which may cause our operating results and financial condition to be materially adversely affected.

Third parties may seek to hold us responsible for liabilities of Light & Wonder, and we may share responsibility for liabilities for which third parties hold Light & Wonder responsible, both of which could result in a decrease in our income.

Third parties may seek to hold us responsible for Light & Wonder’s liabilities, and we may share responsibility for liabilities attributed to Light & Wonder. If those liabilities are significant and we are ultimately held liable for them, we cannot assure that we will be able to recover the full amount of our losses from Light & Wonder. In November 2021, Light & Wonder entered into an agreement in principle to settle a previously disclosed lawsuit from 2018 brought in Washington State related to Light & Wonder’s online social casino games. Given that the matter related to our games as a legacy business within Light & Wonder, we paid the settlement amount of $24.5 million in the third quarter of 2022. Similar situations may occur in the future.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

Light & Wonder controls a majority of our combined voting power. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

We may not be able to achieve all of the anticipated strategic and financial benefits expected as a result of being a standalone public company, or such benefits may be delayed or not occur at all. These anticipated benefits include the following:

•allowing investors to evaluate the distinct merits, performance and future prospects of our business, independent of Light & Wonder’s other businesses;

•improving our strategic and operational flexibility and increasing management focus as we continue to implement our strategic plan and allowing us to respond more effectively to different player needs and the competitive environment for our business;

•allowing us to adopt a capital structure better suited to our financial profile and business needs, without competing for capital with Light & Wonder’s other businesses;

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

We rely on our access to Light & Wonder’s brands and reputation, some of Light & Wonder’s relationships, and the brands and reputations of unaffiliated third parties.

We believe the association with Light & Wonder has contributed to our building relationships with our players due to its recognized brands and products, as well as resources such as Light & Wonder’s intellectual property and access to third parties’ intellectual property. Any perceived or actual loss of Light & Wonder’s scale, capital base and financial strength may prompt business partners to reprice, modify or terminate their relationships with us.

For more detail regarding our reliance on access to intellectual property owned by Light & Wonder, see “We rely on the ability to use the intellectual property rights of Light & Wonder and other third parties, including the third-party intellectual property rights licensed to Light & Wonder that we have enjoyed as an indirect subsidiary of Light & Wonder, and we may lose the benefit of any intellectual property owned by or licensed to Light & Wonder if it ceases to hold certain minimum percentages of the voting power in our company.”

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

The services that we receive from Light & Wonder may not be sufficient for us to operate our business, and we would likely incur significant incremental costs if we lost access to Light & Wonder’s services.

We have obtained, and will need to continue to obtain, services from Light & Wonder relating to many important corporate functions under an intercompany services agreement. Our financial statements reflect charges for these services based on the intercompany services agreement we entered into in September 2016. Many of these services are governed by the intercompany services agreement entered into in connection with the IPO (“Intercompany Services Agreement”) with Light & Wonder. Under the Intercompany Services Agreement, we are able to continue to use these Light & Wonder services for a fixed term established on a service-by-service basis. We generally have the right to terminate a service before its stated termination date if we give notice to Light & Wonder. Partial reduction in the provision of any service will require Light & Wonder’s consent. In addition, either party is able to terminate the Intercompany Services Agreement due to a material breach of the other party, upon prior written notice, subject to limited cure periods. We pay Light & Wonder mutually agreed-upon fees for these services, which is based on Light & Wonder’s costs of providing the services.

If we lost access to the services provided to us by Light & Wonder under the Intercompany Services Agreement, we would need to replicate or replace certain functions, systems and infrastructure. We may also need to make investments or hire additional employees to operate without the same access to Light & Wonder’s existing operational and administrative infrastructure. These initiatives may be costly to implement. Due to the scope and complexity of the underlying projects relative to these efforts, the amount of total costs could be materially higher than our estimate, and the timing of the incurrence of these costs could be subject to change.

We may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those that we have received in the past and will continue to receive from Light & Wonder under the Intercompany Services Agreement.

Additionally, if the Intercompany Services Agreement is terminated, we may be unable to sustain the services at the same levels or obtain the same benefits as when we were receiving such services and benefits from Light & Wonder. If we have to operate these functions separately, if we do not have our own adequate systems and business functions in place or if we are unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline. In addition, we have historically received informal support from Light & Wonder, which may not be addressed in our Intercompany Services Agreement. The level of this informal support could diminish or be eliminated.

While we are controlled by Light & Wonder, we may not have the leverage to negotiate amendments to our agreements with Light & Wonder, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.

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

The TRA with the L&W Member requires us to make cash payments to the L&W Member in respect of certain tax benefits to which we may become entitled, and the payments we are required to make have been and will be substantial.

We are a party to the TRA with the L&W Member and SciPlay Parent LLC. Under the TRA, we are required to make cash payments to the L&W Member equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in the tax basis of assets of SciPlay Parent LLC (a) in connection with the IPO, including as a result of the Upfront License Payment, (b) resulting from any redemptions or exchanges of LLC Interests by the L&W Member pursuant to the Operating Agreement or (c) resulting from certain distributions (or deemed distributions) by SciPlay Parent LLC and (2) certain other tax benefits related to our making of payments under the TRA. We expect that the amount of the cash payments that we will be required to make under the TRA will be substantial. Any payments made by us to the L&W Member under the TRA will generally reduce the amount of cash that might have otherwise been available to us. In addition, we are obligated to use commercially reasonable efforts to avoid entering into any agreements that could be reasonably anticipated to materially delay the timing of the making of any payments under the TRA, which could limit our ability to pursue strategic transactions. Furthermore, our future obligations to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the TRA.

The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the L&W Member, the amount of gain recognized by the L&W Member, the amount and timing of the taxable income we generate, and the applicable tax rates and laws. Such aggregate cash payments made to the L&W Member during the years ended December 31, 2022 and 2021 were $3.8 million and $3.8 million, respectively.

In certain cases, future payments under the TRA to the L&W Member may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA.

The TRA provides that if (i) we materially breach any of our material obligations under the TRA, including if we make any distribution of cash or property (other than shares of our Class A common stock) to our stockholders or any repurchase of our capital stock (including our Class A common stock) before all our payment obligations under the TRA have been satisfied for all prior taxable years, (ii) certain mergers, asset sales, other forms of business combination or other changes of control (including under certain material indebtedness of SciPlay Parent LLC or its subsidiary) were to occur, or (iii) we elect an early termination of the TRA, then our future obligations, or our successor’s future obligations, under the TRA to make payments thereunder would accelerate and become due and payable, based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA, and an assumption that, as of the effective date of the acceleration, any L&W Member that has LLC Interests not yet exchanged shall be deemed to have exchanged such LLC Interests on such date, even if we do not receive the corresponding tax benefits until a later date when the LLC Interests are actually exchanged.

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

We will not be reimbursed for any payments made to the L&W Member under the TRA in the event that any tax benefits are disallowed.

Payments under the TRA are based on the tax reporting positions that we determine, and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain any such challenge. Our ability to settle or to forgo contesting such challenges may be restricted by the rights of the L&W Member pursuant to the TRA, and such restrictions apply for as long as the TRA remains in effect. In addition, we will not be reimbursed for any cash payments previously made to the L&W Member under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to the L&W Member are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to the L&W Member will be netted against any future cash payments that we might otherwise be required to make to the L&W Member under the terms of the TRA. However, we might not determine that we have effectively made an excess cash payment to the L&W Member for a number of years following the initial time of such payment. As a result, payments could be made under the TRA in excess of the tax savings that we realize in respect of the tax attributes with respect to the L&W Member that are the subject of the TRA.

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

•the last day of the fiscal year in which we have more than $1.235 billion in annual revenue;

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

On matters submitted to a vote of our stockholders, our Class B common stock has ten votes per share (for so long as the number of shares of our common stock beneficially owned by the L&W Member and its affiliates represents at least 10% of our outstanding shares of common stock and, thereafter, one vote per share) and our Class A common stock has one vote per share. These differences in voting rights may adversely affect the market price of our Class A common stock to the extent that any current or future investor in our common stock ascribes value to the voting rights associated with the Class B common stock. The existence of dual classes of our common stock could result in less liquidity for any such class than if there were only one class of our capital stock.

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

If we fail to implement the requirements of Section 404(b) in the required timeframe once we are no longer an emerging growth company, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and the Nasdaq. Furthermore, if we are unable to continue to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our Class A common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies or when necessary implement new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use could also restrict our future access to the capital markets. As of December 31, 2022, we have concluded that our internal control over financial reporting was effective based on criteria outlined in Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K, however, we cannot assure that material weaknesses will not be identified in the future.

The L&W Member has the right to have its LLC Interests redeemed or exchanged into shares of Class A common stock, which, if exercised, will dilute our stockholders’ economic interest in SciPlay.

As of December 31, 2022, we have an aggregate of 600,119,662 shares of Class A common stock authorized but unissued, including 103,547,021 shares of Class A common stock issuable upon redemption or exchange of LLC Interests that are held by the L&W Member. SciPlay Parent LLC entered into the Operating Agreement and, subject to certain restrictions set forth therein, the L&W Member is entitled to have its LLC Interests redeemed or exchanged for shares of our Class A common stock or, at our option, cash.

Shares of our Class B common stock will be canceled on a one-for-one basis whenever the L&W Member’s LLC Interests are so redeemed or exchanged. While any redemption or exchange of LLC Interests and corresponding cancellation of our Class B common stock will reduce the L&W Member’s economic interest in SciPlay Parent LLC and its voting interest in us, the related issuance of our Class A common stock will dilute our stockholders’ economic interest in SciPlay. We cannot predict the timing or size of any future issuances of our Class A common stock resulting from the redemption or exchange of LLC Interests.

Future issuances or resales of Class A common stock by the L&W Member or others, or the perception that such issuances or resales may occur, could cause the market price of our Class A common shares to decline.

We entered into the Registration Rights Agreement with the L&W Member, pursuant to which the shares of Class A common stock issued to the L&W Member upon redemption or exchange of LLC Interests will be eligible for resale, subject to certain limitations set forth therein. Any shares issued under our equity incentive plans pursuant to one or more effective registration statements will be eligible for sale in the public market, except to the extent that they are restricted by lock-up agreements and subject to compliance with Rule 144 in the case of our affiliates.

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

•limiting the ability of stockholders to act by written consent or to call special meetings after Light & Wonder ceases to beneficially own, directly or indirectly, more than 50% of our combined voting power; and

•the right of our board of directors to issue preferred stock without stockholder approval.

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

Our articles of incorporation and bylaws provide that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada, will be the sole and exclusive forum for any actions, suits or proceedings, whether civil, administrative or investigative (i) brought in our name or right or on our behalf, (ii) asserting a claim for breach of any fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) arising or asserting a claim arising pursuant to any provision of Nevada Revised Statutes, Chapters 78 or 92A or any provision of our articles of incorporation or our bylaws, (iv) to interpret, apply, enforce or determine the validity of our articles of incorporation and bylaws or (v) asserting a claim governed by the internal affairs doctrine; provided that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. Our articles of incorporation and bylaws further provide that, in the event that the Eighth Judicial District Court of Clark County, Nevada does not have jurisdiction over any such action, suit or proceeding, then any other state district court located in the State of Nevada will be the sole and exclusive forum therefor and in the event that no state district court in the State of Nevada has jurisdiction over any such action, suit or proceeding, then a federal court located within the State of Nevada will be the sole and exclusive forum therefor. Although we believe these provisions benefit us by providing increased consistency in the application of Nevada law in the types of lawsuits to which they apply, these provisions may have the effect of increasing the costs to bring a claim and limiting a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors and officers, which may discourage lawsuits against us or our directors and officers. The enforceability of similar choice of forum provisions in other companies’ articles of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our articles of incorporation and bylaws to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provisions contained in our articles of incorporation and bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

General Risk Factors

We are and may be in the future subject to securities class action, which may harm our business and operating results.

Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are and may be the target of this type of litigation in the future. Securities litigation against us may result in substantial costs and damages, and divert management’s attention from other business concerns, which may seriously harm our business, results of operations, financial condition or cash flows. For example, on or about October 14, 2019, the Police Retirement System of St. Louis filed a putative class action complaint in New York state court against SciPlay, certain of its executives and directors, and SciPlay’s underwriters with respect to its IPO (the “PRS Action”). On November 24, 2021, the New York court entered an order fully and finally approving the settlement agreement and dismissing the complaint in the consolidated action in its entirety. As another example, on or about November 4, 2019, plaintiff John Good filed a putative class action complaint in Nevada state court against SciPlay, certain of its executives and directors, L&W, and SciPlay’s underwriters with respect to the SciPlay IPO. On December 3, 2021, the Nevada court ordered the dismissal of the Nevada lawsuit with prejudice. Plaintiffs may bring similar securities litigation against us in the future. For additional information regarding our litigation, see Note 11.

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

From time to time, we pursue strategic acquisitions, such as our acquisition of Koukoi Games Oy (“Koukoi”) in July 2021 and Alictus in March 2022. Our ability to succeed in implementing our strategy will depend to some degree upon our ability to identify and complete commercially viable acquisitions. We cannot assure that acquisition opportunities will be available on acceptable terms or at all, or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions.

We may not be able to successfully integrate any businesses that we acquire or do so within the intended timeframes. We could face significant challenges in managing and integrating our acquisitions and our combined operations, including acquired assets, operations and personnel. Our recent acquisition of Alictus has required us to take certain actions to appropriately integrate its advertisement revenue model into our operations. In addition, the expected cost synergies or any other anticipated benefits associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes or cost expectations, which could result in increased costs and have an adverse effect on our prospects, results of operations, cash flows and financial condition. We would expect to incur incremental costs and capital expenditures related to integration activities.

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

Our growth strategy includes evaluating, considering and effectively executing new business initiatives including mergers and acquisitions (“M&A”), which can be difficult. Management may not properly ascertain or assess the risks of new initiatives or M&A integration, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. In particular, initiatives may be subject to intense competition due to low barriers to entry and the difficulty of differentiating games or M&A might not yield expected benefits and synergies. Entering into any new initiative can also divert our management’s attention from other business issues and opportunities. Failure to effectively identify, pursue and execute new business initiatives and fully realize expected M&A benefits, may adversely affect our reputation, business, financial condition and results of operations.

Our business may suffer if we do not successfully manage our current and potential future growth.

We have grown significantly in recent years and we intend to continue to expand the scope and geographic reach of the games we provide. Our total revenue increased to $671.0 million in 2022, from $606.1 million in 2021, and $582.2 million in 2020. Our anticipated future growth will likely place significant demands on our management and operations. Our success in managing our growth will depend, to a significant degree, on the ability of our executive officers and other members of senior management to operate effectively, and on our ability to improve and develop our financial and management information systems, controls and procedures. In addition, we will likely have to successfully adapt our existing systems and introduce new systems, expand, train and manage our employees and improve and expand our sales and marketing capabilities.

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

Many factors influence our reputation, including the perception held by our customers, business partners and other key stakeholders. Our business faces increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, sustainability and social responsibility. Any harm to our reputation could impact employee engagement and retention, our corporate culture and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

Our results of operations, cash flows and financial condition could be affected by natural events in the locations in which we or our key providers or suppliers operate.

We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods or tsunamis, that could disrupt our operations or the operations of our key providers or suppliers. Natural disasters or other disruptions at any of our facilities or our key providers’ or suppliers’ facilities, such as AWS, Apple, Google, Facebook, Amazon and Microsoft, may impair or delay the operation, development or provision of our games. While we insure against certain business interruption risks, we cannot assure that such insurance will compensate us for any losses incurred as a result of natural or other disasters. Any serious disruption to our operations, or those of our key providers or suppliers could have a material adverse effect on our results of operations, cash flows and financial condition.

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

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 (“IR Act”), which, among other things, introduces a 15% minimum tax based on adjusted financial statement income of certain large corporations with a three-year average adjusted financial statement income in excess of $1 billion and a 1% excise tax on corporate stock buybacks. Interim guidance on the application of the minimum tax and excise tax was issued on December 27, 2022, but several aspects of the Inflation Reduction Act remain uncertain and the Treasury regulations implementing its provisions are forthcoming. We are continuing to evaluate the IR Act and its potential impact on future periods.

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

For example, in 2018, the United States Court of Appeals for the Ninth Circuit decided that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. In April 2018, a putative class action lawsuit, Sheryl Fife v. Light & Wonder Corp., was filed against our parent, Light & Wonder, in federal district court that is directed against certain of our social casino games, including Jackpot Party® Casino. The plaintiff alleges substantially the same causes of action against our social casino games that are alleged with respect to Big Fish Casino, including the allegation that our social casino games violate Washington State gambling laws. In November 2021, Light & Wonder entered into an agreement in principle to settle the lawsuit for the amount of $24.5 million. Although the case was brought against Light & Wonder, pursuant to the Intercompany Services Agreement, we fully paid the settlement amount during the third quarter of 2022 due to the matter arising as a result of our business. See Note 11 for further discussion.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We occupy approximately 60,000 square feet of space in the U.S. and approximately 44,000 square feet of space internationally. We believe that these facilities are adequate for our business as presently conducted. Set forth below is an overview of the principal leased real estate properties:

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol “SCPL”. On February 24, 2023, the closing sale price for our common stock on the Nasdaq Global Select Market was $16.36 per share. There was one holder of record of our Class A common stock and two holders of record of our Class B common stock as of February 24, 2023. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions.

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

Issuer Purchases of Equity Securities

We repurchased 1.3 million shares under the share repurchase program during the three months ended December 31, 2022.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share	Total Cost of Repurchase	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/1/2022 - 10/31/2022	0.7	$12.82	$8.5	$33.3
11/1/2022 - 11/30/2022	0.4	$14.67	$5.1	$28.2
12/1/2022 - 12/31/2022	0.2	$15.80	$5.3	$22.9
Total	1.3	$14.04	$18.9

Stockholder Return Performance Graph

The following graph compares the cumulative total stockholder return over the fifteen quarters ended December 31, 2022 of our then outstanding common stock, the Nasdaq Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours.

The Peer Group consists of Take-Two Interactive Software, Inc. (Nasdaq: TTWO) which acquired Zynga Inc. (Nasdaq: ZNGA) in May 2022, Tencent Holdings Ltd. (OTC Market: TCTZF), Rovio Entertainment Oyj (OTC Market: ROVVF), Electronic Arts Inc. (Nasdaq: EA), Doubleu Games Co Ltd (Korea Exchange: 192080), Playtika Ltd. (Nasdaq: PLTK), Playstudios (Nasdaq: MYPS), AppLovin (Nasdaq: APP) and Activision Blizzard Inc (Nasdaq: ATVI).

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

	5/7/2019	12/31/2019	12/31/2020	12/31/2021	12/31/2022
SciPlay Corp.	$100.00	$81.88	$92.27	$91.81	$107.13
Nasdaq Composite	$100.00	$111.69	$161.86	$197.76	$133.42
Peer Group	$100.00	$75.73	$100.07	$91.42	$73.00

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

BUSINESS OVERVIEW

We are a leading developer and publisher of digital games on mobile and web platforms. We operate primarily in the social gaming market, which is characterized by gameplay online or on mobile devices, that is social, competitive, and self-directed in pace and session length. We also operate in the hyper-casual market, which is characterized by simpler core loops and more repetitive gameplay than casual games. We generate a substantial portion of our revenue from in-app purchases in the form of virtual coins, chips and cards, which players can use to play slot games, table games or bingo games. Players who install our social games typically receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to extend their time of game play. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps. We generate additional revenue in the hyper-casual market from the receipt of advertising revenue. Players who install our hyper-casual games receive free, unlimited gameplay that requires viewing of periodic in-game advertisements.

We currently offer a variety of social casino games, including Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots, 88 Fortunes® Slots, MONOPOLY® Slots and Hot Shot Casino®. We continue to pursue our strategy of expanding into the casual games market. Current casual game titles include Bingo Showdown®, Solitaire Pets™ Adventure and Backgammon Live as well as other titles in the hyper-casual market through our acquisition of Alictus, including games such as Candy Challenge 3D™, Boss Life™ and Deep Clean Inc. 3D™. During the year ended December 31, 2022, we launched seven hyper-casual games, including the top hits Master Doctor 3D and Fade Master 3D, and we continued development of SpellSpinner: Fantasy Quest, a casual game. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend solitaire-style or bingo game play with adventure game features and our hyper-casual games include many simple core loop mechanics. All of our games are offered and played across multiple platforms, including Apple, Google, Facebook, Amazon and Microsoft. In addition to our internally created game content, our content library includes recognizable game content from Light & Wonder. This content allows players who like playing land-based game content to enjoy some of those same titles in our free-to-play games. We have access to Light & Wonder’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY™ and JAMES BOND™. We believe our access to this content, coupled with our years of experience developing in-house content, uniquely positions us to create compelling digital games.

Trends and Recent Updates

Throughout 2022, we deployed significant updates across a number of our portfolio games, and we expect to deploy further updates to games in future years.

In March of 2022, we acquired privately held Alictus, a Turkey-based hyper-casual gaming studio, which has expanded our casual games portfolio and allowed us to increase our advertising revenue.

On May 9, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60.0 million of our outstanding Class A common stock. Repurchases may be made at the discretion of the Board of Directors through one or more open market transactions, privately negotiated transactions, including block trades, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, “10b5-1” plan, or other financial arrangements or other arrangements. Since the initiation of the program and through February 24, 2023, we returned $41.7 million of capital to shareholders through the repurchase of 3.0 million shares of common stock.

2022 was another record year for total revenue, and we continue to see higher player engagement compared with the pre-COVID-19 time period. Our year-over-year total revenue growth was 10.7%. This result is primarily attributable to the revenue generated by Jackpot Party® Casino and Quick Hit® Slots, coupled with the additional revenue generated following our acquisition of Alictus, and partially offset by a decline in revenue generated by Bingo Showdown®. We believe that there is an opportunity for continued improvement of operating results in 2023 and beyond, as we continue to execute on our strategic game updates, enhanced analytics, international expansion, and an upcoming new game release.

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

The KPIs discussed below include only in-app purchases, as advertising revenue is not material for the periods presented.

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

Non-GAAP Financial Measures

Adjusted EBITDA, or AEBITDA, as used herein, is a non-GAAP financial measure that is presented as supplemental disclosure and is reconciled to net income attributable to SciPlay as the most directly comparable GAAP measure as set forth in the below table. We define AEBITDA to include net income attributable to SciPlay before: (1) net income attributable to noncontrolling interest; (2) interest expense; (3) income tax expense; (4) depreciation and amortization; (5) restructuring and other, which includes charges or expenses attributable to: (a) employee severance; (b) management changes; (c) restructuring and integration; (d) M&A and other, which includes: (i) M&A transaction costs; (ii) purchase accounting adjustments (including contingent acquisition consideration); (iii) unusual items (including legal settlements related to major litigation); and (iv) other non-cash items; and (e) cost-savings initiatives; (6) stock-based compensation; (7) loss (gain) on debt financing transactions; and (8) other (income) expense including foreign currency (gains) and losses. We also use AEBITDA margin, a non-GAAP measure, which we calculate as AEBITDA as a percentage of revenue.

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

COMPONENTS OF RESULTS OF OPERATIONS

Revenue

We generate our revenue primarily from the sale of coins, chips and cards, which players of our games can use to play slot games, table games and bingo games. Revenue from the sale of coins, chips and cards is generated on mobile and web platforms. Other revenue primarily represents advertising revenue, which is generated from providing advertising platforms with access to our game software platform, which facilitates the placement of advertising inventory. Advertising revenue was less than 4% of our total revenue for the year ended December 31, 2022. We expect our overall revenue to continue to grow as we continue to increase our market share and execute our strategy. As player platform preferences change and continue to migrate to mobile, we expect revenue generated on web platforms to continue to decline.

Operating Expenses

Operating expenses consist primarily of cost of revenue, sales and marketing expenses, general and administrative expenses, research and development (“R&D”), depreciation and amortization (“D&A”), and restructuring and other expenses, each more fully described below. D&A expense is excluded from cost of revenue and other operating expenses, and is separately presented on the consolidated statements of income.

Cost of Revenue

Cost of revenue consists primarily of fees paid to platform providers such as Facebook, Google, Apple, Amazon and Microsoft, which generally represent approximately 30% of our revenue; usage based royalties (not subject to minimum guarantees), which include intellectual property royalties paid to both affiliated and unaffiliated third parties; hosting fees; and other direct expenses incurred to generate revenue. We expect the aggregate amount of cost of revenue to increase for the foreseeable future as we grow our revenue and expand our business.

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

Research and Development

Research and Development expenses consist primarily of costs associated with game development, such as associated salaries, benefits, and other supporting overhead costs associated with game development. Continued investment in enhancing existing games and developing new games is important to attaining our strategic objectives. As a result, we expect the aggregate amount of R&D expenses to increase for the foreseeable future as we grow our business, focus on retention of our development team and grow our facilities.

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

RESULTS OF OPERATIONS

Summary of Results of Operations

	Years ended December 31,		Variance
($ in millions, except percentages)	2022	2021	2022 vs. 2021
Revenue	$671.0	$606.1	$64.9		11%
Operating expenses	522.5	474.4	48.1		10%
Operating income	148.5	131.7	16.8		13%
Net income	150.8	125.0	25.8		21%
Net income attributable to SciPlay	22.4	19.3	3.1		16%
AEBITDA	$186.8	$185.9	$0.9		—%
Net income margin	22.5%	20.6%	1.9	pp	nm
AEBITDA margin	27.8%	30.7%	(2.9)	pp	nm
pp = percentage points. nm = not meaningful.

The following table reconciles Net income attributable to SciPlay to AEBITDA and AEBITDA margin:

	Years ended December 31,
($ in millions, except percentages)	2022	2021
Net income attributable to SciPlay	$22.4	$19.3
Net income attributable to noncontrolling interest	128.4	105.7
Net income	150.8	125.0
Restructuring and other(1)	5.1	31.5
Depreciation and amortization	21.4	15.5
Income tax expense	0.7	5.7
Stock-based compensation	11.8	7.2
Other (income) expense, net	(3.0)	1.0
AEBITDA(2)	$186.8	$185.9
Revenue	$671.0	$606.1
Net income margin (Net income/Revenue)	22.5%	20.6%
AEBITDA margin (AEBITDA/Revenue)(2)	27.8%	30.7%
(1) Includes $24.5 million legal settlement charge for the year ended December 31, 2021 (see Note 11).
(2) Refer to “Key Performance Indicators and Non-GAAP Measures” section above for the definitions of AEBITDA and AEBITDA margin presented in this table.

Revenue, Key Performance Indicators and Other Metrics

	Years ended December 31,		Variance
($ in millions)	2022	2021	2022 vs. 2021
Mobile in-app purchases	$584.1	$537.3	$46.8	9%
Web in-app purchases and other(1)	86.9	68.8	18.1	26%
Total revenue	$671.0	$606.1	$64.9	11%
(1) Other primarily represents advertising revenue, which was $21.7 million for the year ended December 31, 2022.

Revenue information by geography is summarized as follows:

	Years ended December 31,		Variance
($ in millions)	2022	2021	2022 vs. 2021
North America(1)	$615.5	$555.5	$60.0	11%
International	55.5	50.6	4.9	10%
Total revenue	$671.0	$606.1	$64.9	11%
(1) North America revenue includes revenue derived from the U.S., Canada and Mexico.

The following reflects our Key Performance Indicators and Other Metrics:

(in millions, except ARPDAU, AMRPPU, and percentages)	Years ended December 31,		Variance
	2022	2021	2022 vs. 2021
In-App Purchases(1):
Mobile Penetration	90%	89%	1.0	pp	nm
Average MAU	6.0	6.2	(0.2)		(3.2)%
Average DAU	2.3	2.3	—		—%
ARPDAU	$0.78	$0.71	$0.07		9.9%
Average MPUs	0.6	0.5	0.1		7.9%
AMRPPU	$94.58	$95.26	$(0.68)		(0.7)%
Payer Conversion Rate	9.6%	8.5%	1.1	pp	nm
(1) The above KPIs include only in-app purchases, as advertising revenue is not material for the periods presented. pp = percentage points. nm = not meaningful.

The increase in mobile penetration percentage primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.

Average MAU decreased due to the turnover in users, and average DAU remained relatively flat due to higher player engagement.

ARPDAU increased, while average DAU remained flat. AMRPPU decreased while average MPU increased due to introduction of new content and features resulting in increased paying player interaction.

All-time high payer conversion rate was due to the growing popularity of our games as we focused on live operations to enhance game play and engagement.

Operating Expenses

	Years ended December 31,		Variance		Percentage of Revenue
($ in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021 Change
Operating expenses:
Cost of revenue(1)	$204.0	$190.0	$14.0	7.4%	30.4%	31.3%	(0.9)	pp
Sales and marketing(1)	177.6	135.3	42.3	31.3%	26.5%	22.3%	4.2	pp
General and administrative(1)	67.6	62.4	5.2	8.3%	10.1%	10.3%	(0.2)	pp
Research and development(1)	46.8	39.7	7.1	17.9%	7.0%	6.6%	0.4	pp
Depreciation and amortization	21.4	15.5	5.9	38.1%	3.2%	2.6%	0.6	pp
Restructuring and other	5.1	31.5	(26.4)	nm	nm	nm
Total operating expenses	$522.5	$474.4	$48.1	10.1%
(1) Excludes depreciation and amortization. nm = not meaningful. pp = percentage points.

Cost of Revenue

Cost of revenue increased due to higher platform fees in line with revenue growth and a $2.3 million increase in hosting fees, which was partially offset by a $0.9 million decrease in royalties for third-party IP.

Sales and Marketing

Sales and marketing expenses increased primarily due to higher marketing spend of $37.1 million coupled with higher salaries and benefits of $3.6 million primarily related to an average increased headcount of 44%. Sales and marketing expense as a percentage of revenue increased primarily due to higher marketing spend.

General and Administrative

General and administrative expenses increased primarily due to a $6.8 million increase in salaries and benefits related to an average increase in headcount of 35%, coupled with a $4.6 million increase in stock-based compensation, which was partially offset by a $5.4 million decrease in legal expenses.

Research and Development

Research and development expenses increased primarily as a result of $4.7 million in higher salary and benefits costs primarily due to an average increase in headcount of 14%, coupled with higher software costs and professional service fees.

Depreciation and Amortization

Depreciation and amortization expenses increased primarily due to additional amortization associated with intangible assets acquired in conjunction with the Alictus and Koukoi acquisitions.

Restructuring and Other

Restructuring and other expense decreased primarily as a result of the prior year’s $24.5 million charge related to our settlement of the Washington State Matter (see our 2021 Annual Report on Form 10-K).

Net Income

Net income primarily increased as a result of the prior year’s Washington State settlement charge of $24.5 million, coupled with continued growth in revenue as average monthly paying users and payer conversion rates continued to increase throughout 2022 (as described above). Net income in 2022 also benefited by $7.0 million related to a change in the forecasted tax rate applicable to certain foreign deferred tax items.

Net income margin increased by 1.9 percentage points as a result of the above stated drivers.

Noncontrolling Interest

Net income attributable to noncontrolling interest increased due to the increase in Net income as described above.

AEBITDA

AEBITDA increased primarily due to the increase in revenue, largely offset by the increase in operating costs resulting from higher marketing spend and salaries and benefits costs (as described above). Higher operating costs impacted AEBITDA margin, which decreased by 2.9 percentage points given the increase in revenue of 10.7% and the increase in AEBITDA of 0.5%.
For 2021 and 2020 consolidated results comparison, see Part II, Item 7 of our 2021 Annual Report on Form 10-K.

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

Revenue Recognition

Our revenue recognition policy described fully in Note 1 requires us to make significant judgments and estimates. The guidance in ASC 606 requires that we apply judgments or estimates to determine the performance obligations, the standalone selling prices of our performance obligations to customers and the timing of transfer of control of the respective performance obligations. The evaluation of each of these criteria in light of contract specific facts and circumstances is inherently judgmental, but certain judgments could significantly affect the timing or amount of revenue recognized if we were to reach a different conclusion than we have. The critical judgments we are required to make in our assessment of contracts with customers that could significantly affect the timing or amount of revenue recognized are:

•Satisfaction of our performance obligation for in-app purchase revenue — We estimate the amount of outstanding purchased coins, chips or cards at period end based on customer behavior, because we are unable to distinguish between the consumption of purchased or free coins, chips or cards. Based on an analysis of the customers' historical play behavior, the timing difference between when virtual currencies are purchased by a customer and when those virtual currencies are consumed in game play is relatively short. Future usage patterns may differ from historical usage patterns, and therefore the estimated average playing periods may change in the future, and such changes could be material.

•Principal-agent considerations for in-app purchase revenue — We recognize in-app purchase revenues on a gross basis because we have control over the content and functionality of games before players access our games on our platform providers platforms. We evaluated our current agreements with our platform providers and end-user agreements and based on the preceding, we determined that we are the principal in such arrangements. Any future changes in these arrangements or to our games and related method of distribution may result in a different conclusion, and such change would have a material impact on our gross revenues.

Business Acquisitions

We account for business acquisitions in accordance with ASC 805.

In business combinations, the acquiring entity is required to recognize all (and only) acquired assets and liabilities assumed in the transaction and establish the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, with certain exceptions for contract assets and contract liabilities in accordance with ASC 606.

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

Determining the fair value of assets acquired and liabilities assumed requires management judgment and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. Any changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these fair values, we could record impairment charges. In addition, we have estimated the useful lives of certain acquired assets, and these lives are used to calculate Depreciation and amortization expense. If our estimates of the useful lives change, Depreciation & amortization expense could be accelerated or slowed. For example, for the acquisition completed during 2022, if the intangible assets useful lives were extended by two years, the total annual depreciation and amortization would decrease by approximately $1.5 million, and if the useful lives were shortened by two years, the total annual depreciation and amortization would increase by approximately $3.1 million. The carrying amount of intangible assets, net associated with the acquisitions completed during 2022 was $29.4 million as of December 31, 2022.

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

Our total cash on hand was $330.1 million and $364.4 million at years ended December 31, 2022 and 2021, respectively.

Our capital requirements as of December 31, 2022 principally include obligations associated with our future minimum operating lease obligations, license minimum guarantees, obligations under the TRA and obligations related to contingent acquisition consideration and redeemable noncontrolling interest for Alictus. These commitment amounts are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the actions under the contracts. We also have certain agreements in place whereby we are obligated to pay royalties based on future events that are uncertain.

The TRA we entered into with the L&W Member in connection with the IPO provides for the payment by us to the L&W Member of 85% of the amount of tax benefits, if any, that we actually realize (or in some cases are deemed to realize) as a result of (i) increases in the tax basis of assets of SciPlay Parent LLC (a) in connection with the IPO, (b) resulting from any redemptions or exchanges of LLC Interests pursuant to the Operating Agreement or (c) resulting from certain distributions (or deemed distributions) by SciPlay Parent LLC and (ii) certain other tax benefits related to our making of payments under the TRA. The annual tax benefits are computed by comparing the income taxes due including such tax benefits and the income taxes due without such benefits.

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

Revolving Credit Facility
We have a $150.0 million Revolver by and among SciPlay Games, LLC (formerly known as SciPlay Holding Company, LLC) (“SciPlay Games”), as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The interest rate is either Adjusted LIBOR (as defined in the Revolver) plus 2.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) or ABR plus 1.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) at our option. We are required to pay to the lenders a commitment fee of up to 0.500% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the five-year anniversary of the closing date of the Revolver. The commitment fee varies based on the total net leverage ratio and is subject to a floor of 0.375%.As of December 31, 2022, the commitment fee was 0.375% per annum. The Revolver provides for up to $15.0 million in letter of credit issuances, which requires customary issuance and administration fees, and a fronting fee of 0.125%.

On February 28, 2022, we entered into Amendment No. 2 to the Revolver, by and among SciPlay Games, SciPlay Parent LLC, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent and issuing lender (such amendment, “Amendment No. 2”). Amendment No. 2, among other things, (i) amended certain interest rate provisions related to Sterling-denominated revolving loans, (ii) increased SciPlay Games’ and its subsidiaries’ capacity to acquire non-loan parties and (iii) allowed for the acquisition of Alictus.

The Revolver contains covenants that, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer or dispose of property and assets; invest; make dividends or distributions or other restricted payments; and engage in affiliate transactions, with the exception of certain payments under the TRA and payments in respect of certain tax distributions under the Operating Agreement. In addition, the Revolver requires us to maintain a maximum total net leverage ratio not to exceed 2.50:1.00 and to maintain a minimum fixed charge coverage ratio of no less than 4.00:1.00. Such covenants are tested quarterly at the end of each fiscal quarter. As of December 31, 2022, there were no borrowings outstanding, and we were in compliance with the financial covenants under the Revolver.

The Revolver is secured by a (i) first priority pledge of the equity securities of SciPlay Games, SciPlay Parent LLC’s restricted subsidiaries and each subsidiary guarantor party thereto and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of SciPlay Parent LLC, SciPlay Games and each subsidiary guarantor party thereto, in each case, subject to customary exceptions.

Changes in Cash Flows
The following table presents a summary of our cash flows for the periods indicated:

	Years Ended December 31,
($ in millions)	2022	2021
Net cash provided by operating activities	$150.4	$163.8
Net cash used in investing activities	(113.7)	(14.8)
Net cash used in financing activities	(70.3)	(53.6)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(0.7)	0.1
(Decrease) increase in cash and cash equivalents and restricted cash	$(34.3)	$95.5
Net cash provided by operating activities decreased primarily due to the payment of the $24.5 million Washington State matter previously accrued, which was partially offset by higher earnings.
Net cash used in investing activities increased primarily due to a $102.2 million increase in cash paid for business acquisition as a result of the Alictus acquisiton, coupled with a $2.5 million increase in capital expenditures primarily related to increased internal development costs, partially offset by $6.0 million in proceeds from maturities of time deposits.
Net cash used in financing activities increased primarily due to a $37.1 million increase in the repurchase of Class A common stock shares, partially offset by a $12.7 million net decrease in taxes paid related to net share settlement of equity awards and employee stock purchase plan settlements, coupled with a $6.9 million decrease in distributions to Light & Wonder driven by lower SciPlay Corporation tax payments.
Credit Agreement and Other Debt

For additional information regarding our credit agreement and other debt and interest rate risk, see the “Revolving Credit Facility” section in this Item 7 above and Note 1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2022, we had no material exposure to market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other information required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 58.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

An attestation of the Company’s internal control over financial reporting by our independent registered public accounting firm is not included as we are an Emerging Growth Company and are exempt from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2023 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2023, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2023 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2023, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2023 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2023, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2023 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2023, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2023 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2023, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SciPlay Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SciPlay Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
March 1, 2023

We have served as the Company's auditor since 2016.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue	$671.0	$606.1	$582.2
Operating expenses:
Cost of revenue(1)	204.0	190.0	185.3
Sales and marketing(1)	177.6	135.3	130.7
General and administrative(1)	67.6	62.4	66.2
Research and development(1)	46.8	39.7	33.3
Depreciation and amortization	21.4	15.5	9.7
Restructuring and other	5.1	31.5	2.0
Operating income	148.5	131.7	155.0
Other income (expense):
Other income (expense), net	3.0	(1.0)	(0.6)
Total other income (expense), net	3.0	(1.0)	(0.6)
Net income before income taxes	151.5	130.7	154.4
Income tax expense	(0.7)	(5.7)	(8.4)
Net income	150.8	125.0	146.0
Less: Net income attributable to the noncontrolling interest	128.4	105.7	125.1
Net income attributable to SciPlay	$22.4	$19.3	$20.9

Basic and diluted net income attributable to SciPlay per share:
Basic	$0.94	$0.80	$0.92
Diluted	$0.91	$0.77	$0.86

Weighted average number of shares of Class A common stock used in per share calculation:
Basic shares	23.9	24.2	22.8
Diluted shares	24.5	25.0	24.4

(1) Excludes depreciation and amortization.

See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2022	2021	2020
Net income	$150.8	$125.0	$146.0
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax	(7.7)	1.2	3.1
Total comprehensive income	143.1	126.2	149.1
Less: Comprehensive income attributable to the noncontrolling interest	122.2	106.7	127.6
Comprehensive income attributable to SciPlay	$20.9	$19.5	$21.5

See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$330.1	$364.4
Accounts receivable, net (allowance for doubtful accounts of $—)	51.0	39.6
Prepaid expenses and other current assets	8.0	6.4
Total current assets	389.1	410.4
Property and equipment, net	3.0	3.5
Operating lease right-of-use assets	4.8	6.8
Goodwill	217.6	131.1
Intangible assets and software, net	74.8	49.6
Deferred income taxes	74.5	78.5
Other assets	1.9	1.7
Total assets	$765.7	$681.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18.4	$20.0
Accrued liabilities	35.2	50.2
Due to affiliate	3.8	1.6
Total current liabilities	57.4	71.8
Operating lease liabilities	3.1	5.4
Liabilities under the TRA	60.2	64.7
Other long‑term liabilities	29.4	14.7
Total liabilities	150.1	156.6
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 625.0 shares authorized, 24.9 and 24.5 shares issued, 22.1 and 24.5 shares outstanding as of December 31, 2022 and 2021, respectively	—	—
Class B common stock, par value $0.001 per share, 130.0 shares authorized, 103.5 and 103.5 shares issued and outstanding as of December 31, 2022 and 2021, respectively	0.1	0.1
Additional paid-in capital	72.0	45.2
Retained earnings	74.6	52.2
Treasury stock, at cost, 2.7 shares and — shares, respectively	(37.1)	—
Accumulated other comprehensive (loss) income	(0.4)	1.1
Total SciPlay stockholders’ equity	109.2	98.6
Noncontrolling interest	506.4	426.4
Total stockholders’ equity	615.6	525.0
Total liabilities and stockholders’ equity	$765.7	$681.6

See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
December 31, 2019	22.7	$—	103.5	$0.1	$41.7	$12.0	$—	$0.3	$223.4	$277.5
Net income	—	—	—	—	—	20.9	—	—	125.1	146.0
Stock-based compensation	—	—	—	—	4.5	—	—	—	17.5	22.0
Net issuance (redemption) of common stock in connection with RSUs	0.1	—	—	—	(0.1)	—	—	—	(0.2)	(0.3)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(12.8)	(12.8)
Currency translation	—	—	—	—	—	—	—	0.6	2.5	3.1
December 31, 2020	22.8	$—	103.5	$0.1	$46.1	$32.9	$—	$0.9	$355.5	$435.5
Net income	—	—	—	—	—	19.3	—	—	105.7	125.0
Stock-based compensation	—	—	—	—	1.5	—	—	—	4.8	6.3
Net issuance (redemption) of common stock in connection with RSUs and other	1.7	—	—	—	(2.4)	—	—	—	(10.6)	(13.0)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(30.0)	(30.0)
Currency translation	—	—	—	—	—	—	—	0.2	1.0	1.2
December 31, 2021	24.5	$—	103.5	$0.1	$45.2	$52.2	$—	$1.1	$426.4	$525.0
Net income	—	—	—	—	—	22.4	—	—	128.4	150.8
Stock-based compensation	—	—	—	—	1.7	—	—	—	6.5	8.2
Vesting of RSUs, net of tax withholdings and other	0.3	—	—	—	(0.1)	—	—	—	(0.4)	(0.5)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(23.1)	(23.1)
Repurchases of stock	(2.7)	—	—	—	30.3	—	(37.1)	—	(30.3)	(37.1)
Economic rebalancing(1)	—	—	—	—	(5.1)	—	—	—	5.1	—
Currency translation	—	—	—	—	—	—	—	(1.5)	(6.2)	(7.7)
December 31, 2022	22.1	$—	103.5	$0.1	$72.0	$74.6	$(37.1)	$(0.4)	$506.4	$615.6

(1) SciPlay Parent LLC equity attributable to SciPlay Corporation and the noncontrolling interest holders is rebalanced, as needed, to reflect changes in LLC Unit ownership.
See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2022	2021	2020
Cash flow from operating activities:
Net income	$150.8	$125.0	$146.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21.4	15.5	9.7
Contingent acquisition consideration fair value adjustment	—	(1.5)	—
Legal reserve (see Note 11)	(24.5)	24.5	—
Deferred income taxes	(6.1)	3.6	4.3
Stock-based compensation	11.8	7.2	22.0
Payments of contingent acquisition consideration	—	—	(4.0)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6.4)	(2.9)	(3.9)
Prepaid expenses, other current assets and other assets	2.8	—	(0.8)
Accrued liabilities, accounts payable and other liabilities	(1.3)	(4.7)	17.2
Due to affiliate and other, net	1.9	(2.9)	2.9
Net cash provided by operating activities	150.4	163.8	193.4
Cash flows from investing activities:
Capital expenditures	(11.5)	(9.1)	(7.1)
Business acquisitions, net of cash acquired	(107.9)	(5.7)	(12.6)
Proceeds from maturities of time deposits and other, net	5.7	—	—
Net cash used in investing activities	(113.7)	(14.8)	(19.7)
Cash flows from financing activities:
Distributions to Light & Wonder and affiliates, net	(23.1)	(30.0)	(12.4)
Payments of contingent acquisition consideration	(1.0)	(1.0)	(0.5)
Payments under tax receivable agreement	(3.8)	(3.8)	(2.5)
Payments on license obligations	(4.5)	(5.5)	(0.3)
Taxes paid related to net share settlement of equity awards and other	(0.8)	(13.3)	(0.3)
Purchases of treasury stock	(37.1)	—	—
Net cash used in financing activities	(70.3)	(53.6)	(16.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.7)	0.1	0.6
(Decrease) increase in cash, cash equivalents and restricted cash	(34.3)	95.5	158.3
Cash, cash equivalents and restricted cash, beginning of period	364.4	268.9	110.6
Cash, cash equivalents and restricted cash, end of period	$330.1	$364.4	$268.9
Supplemental cash flow information:
Cash paid for income taxes	$4.6	$4.8	$2.0
Non-cash investing and financing transactions:
Non-cash additions to intangible assets related to license agreements	$1.0	$14.1	$1.8

See accompanying notes to consolidated financial statements.

SCIPLAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies

Background and Nature of Operations

SciPlay Corporation was formed as a Nevada corporation on November 30, 2018 as a subsidiary of Scientific Games Corporation, now Light & Wonder, Inc. (“Light & Wonder”, “L&W” or “Parent”), for the purpose of completing a public offering and related transactions (collectively referred to herein as the “IPO”) in order to carry on the business of SciPlay Parent Company, LLC (“SciPlay Parent LLC”) and its subsidiaries (collectively referred to as “SciPlay”, the “Company”, “we”, “us”, or “our”). As the managing member of SciPlay Parent LLC, SciPlay operates and controls all of the business affairs of SciPlay Parent LLC and its subsidiaries.

We completed our initial public offering of Class A common stock in May 2019. In connection with the IPO, we also issued shares of Class B common stock to the L&W Member and SG Social Holding Company, LLC on a one-to-one basis with the number of LLC Interests owned by the then L&W members following the IPO. We are a holding company, and our sole material assets are LLC Interests that we purchased from SciPlay Parent LLC and LNW Social Holding Company I, LLC (“LNW Holding I”) representing an aggregate 17.6% economic interest in SciPlay Parent LLC. The remaining 82.4% economic interest in SciPlay Parent LLC is owned indirectly by Light & Wonder, through the ownership of LLC Interests by the indirect wholly owned subsidiary of Light & Wonder, the L&W Member. Our corporate structure is commonly referred to as an “Up-C” structure, which allows the L&W Member to continue to realize certain tax benefits associated with owning interests in an entity that is treated as a partnership, or “passthrough” entity, for U.S. income tax purposes.

We develop, market and operate a portfolio of games played on various mobile and web platforms, including Jackpot Party® Casino, Quick Hit® Slots, Gold Fish® Casino, Hot Shot Casino®, Bingo Showdown®, MONOPOLY® Slots, 88 Fortunes® Slots, Solitaire Pets™ Adventure, and Backgammon Live as well as other games in the hyper-casual space through our acquisition of Alictus Yazilim Anonim Şirketi (“Alictus”), such as Candy Challenge 3D™, Boss Life™, and Deep Clean Inc.™. Our games are available in various formats. We have one operating segment with one business activity, developing and monetizing games.

Variable Interest Entities (“VIE”) and Consolidation

Our sole material asset is our member’s interest in SciPlay Parent LLC. In accordance with the Operating Agreement of SciPlay Parent LLC (the “Operating Agreement”), we have all management powers over the business and affairs of SciPlay Parent LLC and to conduct, direct and exercise full control over the activities of SciPlay Parent LLC. Class A common stock does not hold majority voting rights but holds 100% of the economic interest in the Company, which results in SciPlay Parent LLC being considered a VIE. Due to our power to control the activities most directly affecting the results of SciPlay Parent LLC, we are considered the primary beneficiary of the VIE. Accordingly, we consolidate the financial results of SciPlay Parent LLC and its subsidiaries.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less. We place our temporary cash investments with high credit quality financial institutions. At times, such investments in U.S. accounts may be in excess of the Federal Deposit Insurance Corporation insurance limit. We had $25.9 million and $7.3 million held by our foreign subsidiaries as of December 31, 2022 and 2021, respectively.

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

We had no allowance for doubtful accounts as of December 31, 2022 and 2021 and had no significant write-offs or recoveries during the last three years.

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

Any impairment of other long-lived assets and intangible assets with finite lives is measured by the amount by which the carrying amount of the asset exceeds the fair market value of the asset.

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

Disaggregation of Revenue
We believe disaggregation of our revenue on the basis of platform type and the geographical locations of our players is appropriate because the nature of revenue and the number of players generating revenue could vary on such basis, which represent different economic risk profiles.
The following table presents our revenue disaggregated by platform type:

	Years Ended December 31,
	2022	2021	2020
Mobile in-app purchases	$584.1	$537.3	$505.9
Web in-app purchases and other(1)	86.9	68.8	76.3
Total revenue	$671.0	$606.1	$582.2
(1) Other primarily represents advertising revenue, which was $21.7 million for the year ended December 31, 2022.
The following table presents our revenue disaggregated based on the geographical location of our players:

	Years Ended December 31,
	2022	2021	2020
North America (1)	$615.5	$555.5	$533.3
International	55.5	50.6	48.9
Total revenue	$671.0	$606.1	$582.2
(1) North America revenue includes revenue derived from the U.S., Canada, and Mexico. For the years ended December 31, 2022, 2021, and 2020, U.S. revenue was $578.4 million, $515.8 million, and $496.0 million, respectively.

In-App Purchase Revenue (Mobile and Web)
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

Our games with in-app purchases are played on various third-party platforms for which the platform providers collect proceeds from our customers and pay us an amount after deducting a platform fee. Because we have control over the content and functionality of games before they are accessed by the end user, we have determined we are the principal and, as a result, revenues are recorded on a gross basis. Payment processing fees paid to platform providers (such as Facebook, Apple, Amazon, Google and Microsoft) are recorded within cost of revenue.

Advertising Revenue

We have contractual relationships with various advertising service providers for advertisements within certain games. Advertisements can be in the form of impressions, click-throughs or banner ads. Revenue from advertisements is recognized at a point in time when the advertisements are displayed. The price can be determined by the applicable evidence of the arrangement, which may include a master contract or a third-party statement of activity, and the transaction price is generally based on the revenue share percentages stated in the contract. The number of advertising units delivered is determined at the end of each month. Advertising revenue was less than 4% of total revenue for the period ended December 31, 2022, and below 1% for the periods ended December 31, 2021 and 2020.

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

The following table summarizes our opening and closing balances in contract assets, contract liabilities and accounts receivable:

	Accounts Receivable	Contract Assets(1)	Contract Liabilities(2)
Balance as of January 1, 2022	$39.6	$0.2	$0.5
Balance as of December 31, 2022	51.0	0.1	3.0
(1) Contract assets are included within Prepaid expenses and other current assets in our consolidated balance sheets.
(2) Contract liabilities are included within Accrued liabilities in our consolidated balance sheets.

During the years ended December 31, 2022 and 2021, we recognized $0.4 million and $0.6 million, respectively, of revenue that was included in the respective period beginning contract liability balance. Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

Concentration of Credit Risk
Our revenue and accounts receivable are generated via certain platform providers, which subject us to a concentration of credit risk. The following tables summarize the percentage of revenues and accounts receivable generated via our platform providers in excess of 10% of our total revenues and total accounts receivable:

	Revenue Concentration			Accounts Receivable Concentration
	Years Ended December 31,			As of December 31,
	2022	2021	2020	2022	2021
Apple	47.5%	47.1%	46.3%	48.3%	49.8%
Google	34.1%	36.7%	37.1%	30.5%	33.9%
Facebook	12.0%	12.4%	13.1%	10.7%	12.1%
Cost of Revenue

Amounts recorded as cost of revenue relate to direct expenses incurred in order to generate in-app purchase revenue. Such costs are recorded as incurred, and primarily consist of fees withheld by our platform providers from the player proceeds received by the platform providers on our behalf and licensing fees.

Depreciation and amortization expense is excluded from cost of revenue and other operating expenses and is separately presented on the consolidated statements of income.

Advertising Cost

The cost of advertising is expensed as incurred and totaled $161.0 million, $123.1 million and $123.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Advertising costs primarily consist of marketing and player acquisition and retention costs and are included in Sales and marketing expenses.

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

Restructuring and other expense for the years ended December 31, 2022, 2021 and 2020 primarily related to items (a), (b), (c), and (d) set forth above, which included a $24.5 million legal settlement charge for the year ended December 31, 2021 (see Note 11).

Acquisitions

We account for business combinations in accordance with ASC 805. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination, with certain exceptions for contract assets and contract liabilities in accordance with ASC 606. Certain provisions of this standard prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition related restructuring costs, which are expensed as incurred, from acquisition accounting. If the Company determines the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets rather than a business combination. In an asset acquisition, the acquiring entity is required to allocate the cost of the group of assets acquired to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than non-qualifying assets (for example cash) and does not record goodwill.

Alictus Acquisition

In March 2022, we acquired 80% of all issued and outstanding share capital of privately-held Alictus, a Turkey-based hyper-casual gaming studio. The remaining 20% will be acquired ratably for potential additional consideration payable annually based upon the achievement of specified revenue and earnings targets by Alictus during each of the calendar years 2022-2026 (the “Remaining Closings”) subject to and on the terms of the purchase agreement for Alictus, including, in relation to the Remaining Closing, the satisfaction or waiver of customary closing conditions. The equity rights and privileges of the remaining Alictus shareholders lack the traditional rights and privileges associated with equity ownership and accordingly, we accounted for the transaction as if we acquired 100% of Alictus on the acquisition date. Any future payments associated with the acquisition of the remaining 20% represent a redeemable noncontrolling interest, with a payout ranging from a minimum of $— to a maximum payout of $200.0 million. The Alictus acquisition has enabled our expansion into the casual gaming market, growing our game pipeline and diversifying our revenue streams as we advance our strategy to be a diversified global game developer.

The total purchase consideration was $133.6 million, which included $97.6 million in cash, $15.0 million of cash that was deposited into an escrow account, and redeemable noncontrolling interest valued at $21.0 million at the acquisition date. We accounted for this acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective estimated fair values.
We incurred acquisition-related costs, which were recorded in Restructuring and other, of $1.2 million for the year ended December 31, 2022.

The following table summarizes the allocation of the Alictus purchase price:

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
(1) Other current assets included $6.1 million in Turkish lira-denominated time deposits, which matured during the third quarter of 2022. These time deposits were measured at fair value under ASC 820 as Level 2 investments.

Cash, cash equivalents, accounts receivable and other current assets (other than the time deposits) and most liabilities (other than as primarily related to deferred income taxes) were valued at the existing carrying values which approximated the estimated fair values. The estimated fair value of deferred income taxes was determined by applying the applicable enacted statutory tax rate to the temporary differences that arose on the differences between the financial reporting value and tax basis of the acquired assets and assumed liabilities.
The fair value of intangible assets that have been identified was determined using the relief from royalty method using Level 3 inputs in the hierarchy as established by ASC 820. The discount rate used in the valuation analysis was 18%, and the royalty rate used was 1% for the valuation of the “Alictus” trade name and 21% for the valuation of the acquired game content and related technology.
The fair value of the redeemable noncontrolling interest was determined using a Monte Carlo simulation model, based on inputs that are classified as Level 3 under the ASC 820 fair value hierarchy using a discount rate ranging between 2% and 3%, and is primarily based on reaching certain revenue and earnings-based metrics, with a maximum payout of up to $200.0 million. We measured the fair value of redeemable noncontrolling interest as of the acquisition date, and recorded such redeemable noncontrolling interest as a liability on the Company’s consolidated balance sheet on the acquisition date. The fair value of the liability is remeasured when the contingency is resolved based on actual performance or settlement.
The factors contributing to the recognition of goodwill are based on enhanced financial and operational scale, games diversification, expected synergies, assembled workforce, and other strategic benefits. None of the resultant goodwill is expected to be deductible for income tax purposes.
Koukoi Acquisition
In July 2021, we acquired privately held Koukoi Games Oy, a Finnish-based developer and operator of casual mobile games, for $5.4 million cash consideration, net of cash acquired, that allowed us to expand our casual games portfolio. The transaction was accounted for as an asset acquisition, with substantially all of the cash consideration transferred allocated to intellectual property, which was assigned a 5-year useful life.

Come2Play Acquisition

In June 2020, we completed the acquisition of all of the issued and outstanding capital stock of privately held mobile and social game company Come2Play, which expanded our existing portfolio of social games. The total purchase consideration was $17.8 million including $3.7 million in contingent acquisition consideration. Our allocation of the purchase price resulted in $12.7 million allocated to acquired intangible assets, which included $6.8 million in customer relationships, $4.1 million in intellectual property, and $1.8 million in brand names, which have useful lives of seven, five and seven years, respectively, an immaterial amount of net working capital and $6.9 million in excess purchase price allocated to goodwill. The factors contributing to the recognition of goodwill are based on expected synergies resulting from this acquisition, including the expansion of the games portfolio. None of the resultant goodwill is expected to be deductible for income tax purposes.

The results of operations from the above acquisitions have been included in our consolidated statement of income since the date of acquisition, which results were not material for the periods presented nor any historical periods.

Contingent Acquisition Consideration and Redeemable Noncontrolling Interest

Our contingent consideration and redeemable noncontrolling interest liabilities are recorded at fair value on the acquisition date as part of the consideration transferred. Contingent consideration is remeasured each reporting period, and the redeemable noncontrolling interest is measured based on its redemption value. Any changes in contingent acquisition consideration fair value as a result of remeasurement are included in Restructuring and other expenses. The inputs used to measure the fair value of the liabilities primarily consist of projected earnings‑based measures and probability of achievement (categorized as Level 3 in the fair value hierarchy as established by ASC 820).
The following table summarizes our contingent acquisition consideration and redeemable noncontrolling interest liabilities:

	Total	Included in Accrued Liabilities	Included in Other Long-Term Liabilities
Balance as of December 31, 2020	$3.4	$1.0	$2.4
Payments	(0.9)		(0.9)
Fair value adjustments	(1.5)		(1.5)
Balance as of December 31, 2021	$1.0	$1.0	$—
Additions(1)	21.0	2.9	18.1
Payments	(1.0)	(1.0)
Balance as of December 31, 2022	$21.0	$2.9	$18.1
(1) These additions represent redeemable noncontrolling interest generated by the Alictus acquisition.

The maximum remaining payout for contingent acquisition consideration and redeemable noncontrolling interest was $200.0 million, as of December 31, 2022.

Foreign Currency Translation

We have operations in Israel and Finland where the local currency is the functional currency. Assets and liabilities of foreign operations are translated at period end rates of exchange, and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements were accumulated as a separate component of Accumulated other comprehensive income (loss) in Stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in Other income (expense), net.

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

The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximates their recorded values due to the short-term nature of these instruments. Additionally, the inputs used to measure the fair value of contingent consideration liability are categorized as Level 3 in the fair value hierarchy. Refer to Contingent Acquisition Consideration and Redeemable Noncontrolling Interest section above for additional disclosures.

As of December 31, 2022 and 2021, we did not have other material assets and liabilities recorded at fair value on a recurring or nonrecurring basis other than those described above.

Minimum Guarantees Under Licensing Agreements

We enter into long-term license agreements with third parties in which we are obligated to pay a minimum guaranteed amount of royalties, typically periodically over the life of the contract. These license agreements provide us with access to a portfolio of major brands to be used across our games. We account for the minimum guaranteed obligations within Current liabilities and Other long-term liabilities at the onset of the license arrangement and record a corresponding licensed asset within Intangible assets and software, net. The licensed intangible assets related to the minimum guaranteed obligations are amortized over the term of the license agreement with the amortization expense recorded in Depreciation and amortization. The long-term liability related to the minimum guaranteed obligations is reduced as payments are made as required under the license agreement. We assess the recoverability of license agreements whenever events arise or circumstances change that indicate the carrying value of the licensed asset may not be recoverable. Recoverability of the licensed asset and the amount of impairment, if any, are determined using our policy for intangible assets with finite useful lives.

The following reflects amortization expense related to these licenses and recorded in Depreciation and amortization:

	Years Ended December 31,
	2022	2021	2020
Amortization expense	$5.0	$4.6	$1.2

The following are our total minimum guaranteed obligations for the periods presented:

	As of December 31,
	2022	2021
Current liabilities	$3.3	$3.7
Other long-term liabilities	8.9	11.2
Total minimum guarantee obligations	$12.2	$14.9
Weighted average remaining term (in years)	2.8	3.9
Revolving Credit Facility

SciPlay Games, LLC (formerly known as SciPlay Holding Company, LLC) (“SciPlay Games”), a wholly owned subsidiary of SciPlay Parent LLC, as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, entered into a $150.0 million revolving credit agreement that matures in May 2024 (the “Revolver”). The interest rate is either Adjusted LIBOR (as defined in the Revolver) plus 2.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) or ABR (as defined in the Revolver) plus 1.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) at our option. We are required to pay to the lenders a commitment fee of 0.500% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the five-year anniversary of the closing date of the Revolver, the fee for which varies based on the total net leverage ratio and is subject to a floor of 0.375%. As of December 31, 2022, the commitment fee was 0.375% per annum. The Revolver provides for up to $15.0 million in letter of credit issuances, which requires customary issuance and administration fees, and a fronting fee of 0.125%.

On February 28, 2022, we entered into Amendment No. 2 to the Revolver, by and among SciPlay Games, SciPlay Parent LLC, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent and issuing lender (such amendment, “Amendment No. 2”). Amendment No. 2, among other things, (i) amended certain interest rate provisions related to Sterling-denominated revolving loans, (ii) increased SciPlay Games’ and its subsidiaries capacity to acquire non-loan parties and (iii) allowed for the acquisition of Alictus.

The Revolver contains covenants that, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer or dispose of property and assets; invest; make dividends or distributions or other restricted payments; and engage in affiliate transactions, with the exception of certain payments under the TRA and payments in respect of certain tax distributions under the Operating Agreement. In addition, the Revolver requires us to maintain a maximum total net leverage ratio not to exceed 2.50:1.00 and to maintain a minimum fixed charge coverage ratio of no less than 4.00:1.00. Such covenants are tested quarterly at the end of each fiscal quarter. As of December 31, 2022, there were no borrowings outstanding, and we were in compliance with the financial covenants under the Revolver.

The Revolver is secured by a (i) first priority pledge of the equity securities of SciPlay Games, SciPlay Parent LLC’s restricted subsidiaries and each subsidiary guarantor party thereto and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of SciPlay Parent LLC, SciPlay Games and each subsidiary guarantor party thereto, in each case, subject to customary exceptions.

Any debt issuance costs associated with the Revolver are capitalized, presented in Other assets and amortized over the term of the arrangement and reflected in Other income (expense). We have incurred $0.6 million in unused revolver commitment fees during the year ended December 31, 2022, which are reflected in Other income (expense).

New Accounting Guidance ‑ Recently Adopted
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

New Accounting Guidance - Not Yet Adopted
The FASB issued ASU No. 2020-04 and subsequently ASU No. 2021-01 and ASU No. 2022-06, Reference Rate Reform (Topic 848) in March 2020, January 2021 and December 2022, respectively. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, including derivative instruments impacted by changes in the interest rates used for discounting cash flows for computing variable margin settlements, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued by June 2023. The ASUs establish certain contract modification principles that entities can apply in other areas that may be affected by reference rate reform and certain elective hedge accounting expedients and exceptions. The ASUs may be applied prospectively. Based on our assessment, we do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

(2) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:
.

	As of December 31,
	2022	2021
Prepaid expenses and other	$7.1	$4.6
Income tax receivable	0.8	1.6
Contract assets	0.1	0.2
	$8.0	$6.4
(3) Property and Equipment, net

Property and equipment, net are stated at cost, and when placed in service, are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Item	Estimated Life in Years
Computer equipment	3 - 5
Furniture and fixtures	5 - 10
Leasehold improvements	Shorter of the estimated useful life or remaining lease term

Property and equipment, net consisted of the following:

	As of December 31,
	2022	2021
Computer equipment	$6.0	$5.7
Furniture and fixtures	2.2	2.1
Leasehold improvements and other	3.2	3.1
Less: accumulated depreciation and amortization	(8.4)	(7.4)
Total property and equipment, net	$3.0	$3.5

The following reflects depreciation and amortization expense related to property and equipment included within Depreciation and amortization:

	Years Ended December 31,
	2022	2021	2020
Depreciation and amortization expense	$1.7	$1.8	$1.7

(4) Goodwill, Intangible Assets and Software, net
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed of acquired companies, along with the goodwill allocated based on an estimate of the relative fair value that existed at the time of origination of goodwill in connection with the Parent’s legacy acquisitions.
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

Our annual goodwill impairment test as of October 1, 2022 indicated estimated fair value is in excess of its carrying value.
The table below reconciles the changes in the carrying value of goodwill for the period from December 31, 2020 to December 31, 2022.

Total
Balance as of December 31, 2020	$129.8
Foreign currency adjustments	1.3
Balance as of December 31, 2021	131.1
Acquired goodwill	92.8
Foreign currency adjustments	(6.3)
Balance as of December 31, 2022	$217.6
Intangible Assets and Software, net
Intangible assets reflected in these financial statements were allocated based on an estimate of the relative fair value that existed at the time of origination of intangible assets in connection with the acquisitions. Intangible assets periodically increase due to the acquisition of intangible assets in conjunction with business combinations, as well as when we enter into new minimum guarantee license agreements. Identified intangible assets are amortized over three to ten years using the straight-line method, which materially approximates the pattern of the assets' use. Factors considered when assigning useful lives include legal, regulatory and contractual provisions, game or technology obsolescence, demand, competition and other economic factors.
The following table presents certain information regarding our intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2022
Amortizable intangible assets:
Intellectual property	$75.2	$(43.2)	$32.0
Customer relationships	29.9	(24.1)	5.8
Software	37.6	(22.6)	15.0
Licenses	25.9	(9.4)	16.5
Brand names and other	10.6	(5.1)	5.5
	$179.2	$(104.4)	$74.8

Balance as of December 31, 2021
Amortizable intangible assets:
Intellectual property	$49.6	$(40.4)	$9.2
Customer relationships	30.7	(22.1)	8.6
Software	28.1	(17.8)	10.3
Licenses	23.6	(4.5)	19.1
Brand names and other	6.7	(4.3)	2.4
	$138.7	$(89.1)	$49.6
.

The following reflects amortization expense related to intangible assets included within Depreciation and amortization:

	Years Ended December 31,
	2022	2021	2020
Amortization expense	$19.7	$13.7	$8.0

Estimated amortization expense for the years ending December 31, 2023 through 2027 and thereafter is as follows:

Year	Expense
2023	$22.3
2024	19.5
2025	17.0
2026	8.9
2027	6.2
Thereafter	0.9
$74.8

(5) Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2022	2021
Legal contingencies	$—	$24.5
Compensation and benefits(1)	16.3	11.7
Liabilities under the TRA	4.1	4.1
License minimum guarantees	3.3	3.7
Operating lease liabilities	2.3	2.2
Contingent acquisition consideration and redeemable noncontrolling interest	2.9	1.0
Income and other taxes	1.3	0.4
Other	5.0	2.6
	$35.2	$50.2
(1) Includes $3.0 million and $0.9 million in liability-classifed equity awards as of December 31, 2022 and 2021, respectively.

(6) Leases
Our operating leases primarily consist of real estate office leases. Our leases have remaining terms of approximately 2 years. We do not have any material finance leases. Our total variable and short term lease payments and operating lease expenses were immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of December 31,
	2022	2021
Operating lease right-of-use assets(1)	$4.8	$6.8

Accrued liabilities	2.3	2.2
Operating lease liabilities	3.1	5.4
Total operating lease liabilities	$5.4	$7.6

Weighted average remaining lease term, years	2.3	3.3
Weighted average discount rate	4.9%	5.0%

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2.5	$2.4

(1) Right-of-use assets obtained in exchange for lease obligations for the year ended December 31, 2022 were immaterial.
Lease liability maturities:

Operating Leases
2023	$2.5
2024	2.4
2025	0.7
Less: imputed interest	(0.2)
Total	$5.4
Our total operating lease expenses were $2.8 million, $2.7 million and $2.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.

As of December 31, 2022, we did not have material additional operating leases that have not yet commenced.

(7) Stockholders’ Equity and Noncontrolling Interest

Stockholders’ Equity

Holders of our Class A common stock and Class B common stock vote together as a single class, except where separate class voting is required by Nevada law. Each share of Class A common stock entitles its holder to one vote on all matters presented to our stockholders generally. Each share of Class B common stock entitles its holder to ten votes on all matters presented to our stockholders generally, for so long as the number of shares of our common stock beneficially owned by the L&W Member and its affiliates represents at least 10% of our outstanding shares of common stock and, thereafter, one vote per share. As of December 31, 2022, Light & Wonder owned all of the outstanding Class B common stock. Accordingly, Light & Wonder controls shares representing 97.9% of the voting power in us and continues to have a controlling financial interest in and consolidate us.

Noncontrolling Interest

We are a holding company, and our sole material assets are LLC Interests that we purchased from SciPlay Parent LLC and SG Holding I, representing an aggregate 17.6% economic interest in SciPlay Parent LLC. The remaining 82.4% economic interest in SciPlay Parent LLC is owned indirectly by Light & Wonder, through the ownership of LLC Interests by the indirect wholly owned subsidiary of Light & Wonder, the L&W Member.

Stock-Based Compensation

Our Long-Term Incentive Plan authorizes the issuance of up to 6.5 million shares of our Class A common stock to be granted in connection with awards of incentive and nonqualified stock options, restricted stock and stock units, stock appreciation rights and performance-based awards. At our 2020 annual meeting of stockholders, our stockholders approved the adoption of the 2020 Employee Stock Purchase Plan (the “ESPP”), which authorizes the issuance of up to 250,000 shares of our Class A common stock. The first offering period under the ESPP commenced on January 1, 2021. For offering periods in 2022 and 2021, we issued approximately 38,203 and 28,639 shares at an average price of $12.73 per share for both periods.

The Parent maintains an equity incentive awards plan under which the Parent may issue, among other awards, time‑based and performance‑based stock options and restricted stock units to our employees. Although awards under such plan result in the issuance of shares of the Parent, the amounts are a component of the total compensation for our employees and are included in our stock‑based compensation expense, which is accounted for as a component of Stockholders’ equity. In October 2022, L&W granted RSUs to certain executives with a fair value of $2.5 million, expected to be amortized over 2.8 years.
The following table summarizes stock‑based compensation expense that is included in General and administrative expenses:

	Years Ended December 31,
	2022	2021	2020
Related to SciPlay equity awards	$11.6	$6.8	$21.4
Related to the Parent’s equity awards	0.2	0.4	0.6
Total	$11.8	$7.2	$22.0

Restricted Stock Units (RSUs)
A summary of changes in unvested RSUs under our equity-based compensation plans during 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSU as of December 31, 2021	677,161	$14.74
Granted	1,607,307	$12.60
Vested	(342,361)	$14.27
Cancelled	(160,152)	$14.71
Unvested RSU as of December 31, 2022	1,781,955	$13.15

The weighted-average grant date fair value of RSUs granted during 2022, 2021, and 2020, was $12.60, $18.40, and $12.66, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. As of December 31, 2022, we had $19.1 million of unrecognized stock-based compensation expense relating to unvested RSUs that will be amortized on a straight-line basis over a weighted-average remaining term of approximately 1.4 years. The fair value at vesting date of RSU’s vested during the years ended December 31, 2022, 2021, and 2020, was $4.2 million, $4.6 million, and $1.7 million respectively.

Performance-Based Restricted Stock Units (PRSUs)
SciPlay employees, including our senior executives, are granted PRSUs with respect to our Class A common stock. The performance criteria for vesting of such PRSUs granted is generally based on revenue and/or Adjusted EBITDA metrics. Recipients of these awards generally must be actively employed by and providing services to the Company on the day the granted PRSUs vest in order to receive an award payout. In certain cases, upon death, disability or a qualifying termination, all or a pro-rata portion of the PRSUs will remain eligible to vest at the end of the performance period.

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

The following is a summary of changes in unvested PRSUs during 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested PRSU as of December 31, 2021	1,451,543	$17.13
Granted	—	$—
Vested	(40,602)	$12.33
Cancelled	(1,186,884)	$16.84
Unvested PRSU as of December 31, 2022	224,057	$16.80

The weighted-average grant date fair value of PRSUs granted during 2021 and 2020 was $17.22 and $14.94, respectively. All of the PRSUs granted during 2022 remained unvested as of December 31, 2022, and were considered to be liability-classified awards as of December 31, 2022. As of December 31, 2022, we had $2.6 million of unrecognized stock-based compensation expense relating to unvested PRSUs (including liability-classified awards) that will be amortized on a straight-line basis over a weighted-average remaining term of approximately 0.6 years. The fair value at vesting date of PRSU’s vested during the years ended December 31, 2022, 2021, and 2020 and classified as equity awards, was $0.4 million, $38.1 million, and $0.5 million, respectively. As of December 31, 2022, we had $4.5 million in liability-classified PRSUs, $1.5 million of which was included within Other long-term liabilities.

Share Repurchase Program

On May 9, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60.0 million of our outstanding Class A common stock. Repurchases may be made at the discretion of the Board of Directors through one or more open market transactions, privately negotiated transactions, including block trades, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, “10b5-1” plan, or other financial arrangements or other arrangements. Repurchases are funded from cash flows generated by SciPlay Parent LLC and its operating subsidiaries. Immediately prior to the execution of such repurchases, a redemption is effected of a corresponding number of SciPlay Parent LLC partnership units held by the Company at an aggregate redemption price equal to the aggregate purchase price (plus any expenses related thereto) of the shares of Class A common stock being repurchased by the Company. During the year ended December 31, 2022, we repurchased 2.7 million shares of Class A common stock under the program at an aggregate cost of $37.1 million.

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

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net income	$150.8	$125.0	$146.0
Less: Net income attributable to the noncontrolling interest	128.4	105.7	125.1
Net income attributable to SciPlay	$22.4	$19.3	$20.9
Denominator:
Weighted average shares of Class A common stock for basic EPS	23.9	24.2	22.8
Effect of dilutive securities:
Stock-based compensation grants	0.6	0.8	1.6
Weighted average shares of Class A common stock for diluted EPS	24.5	25.0	24.4
Basic and diluted net income attributable to SciPlay per share:
Basic	$0.94	$0.80	$0.92
Diluted	$0.91	$0.77	$0.86

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

We hold an economic interest of 17.6% in SciPlay Parent LLC. The 82.4% that we do not own represents a noncontrolling interest for financial reporting purposes. SciPlay Parent LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, SciPlay Parent LLC is not subject to income tax in most U.S. jurisdictions, and SciPlay Parent LLC’s members, of which we are one, are liable for income taxes based on their allocable share of SciPlay Parent LLC’s taxable income.

The components of Net income before income taxes are as follows:

	Years Ended December 31,
	2022	2021	2020
United States	$159.8	$128.6	$155.0
Foreign	(8.3)	2.1	(0.6)
Net income before income taxes	$151.5	$130.7	$154.4

The components of Income tax expense (benefit) are as follows:

	Years Ended December 31,
	2022	2021	2020
Current
U.S. Federal	$2.5	$0.4	$1.7
U.S. State	0.9	0.4	1.3
Foreign	2.8	1.2	1.0
Total	$6.2	$2.0	$4.0
Deferred
U.S. Federal	3.5	4.4	3.6
U.S. State	0.7	0.2	0.9
Foreign	(9.7)	(0.9)	(0.1)
Total	(5.5)	3.7	4.4
Total income tax expense	$0.7	$5.7	$8.4

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	Years Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Foreign earnings at rates other than the U.S. statutory rate	(3.0)%	—%	—%
U.S. state income taxes, net of federal benefit	1.0%	0.5%	1.3%
Noncontrolling interest	(17.9)%	(16.7)%	(17.3)%
Other	(0.6)%	(0.4)%	0.4%
Effective income tax rate	0.5%	4.4%	5.4%

Our effective tax rate for the years ended December 31, 2022, 2021, and 2020 differ from the statutory rate of 21.0% primarily because we do not record income taxes for the noncontrolling interest portion of U.S. pre-tax income.

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Investment in LLC	$65.9	$73.1
TRA liability	15.6	16.7
Other	2.6	1.5
Valuation allowance	(8.1)	(12.1)
Realizable deferred tax assets	76.0	79.2
Deferred tax liabilities:
Difference in financial reporting and tax basis for:
Identifiable intangible assets	(2.3)	(3.5)
Other	—	(0.7)
Total deferred tax liabilities	(2.3)	(4.2)
Net deferred tax assets on balance sheet	$73.7	$75.0

In 2019, we recorded a deferred tax asset for the difference between the financial reporting value and the tax basis of our investment in SciPlay Parent LLC. We have recorded a deferred tax asset for the tax basis increases that will be generated from future payments under the Tax Receivable Agreement. The TRA liability represents 85% of the tax savings we expect to receive from the amortization deductions associated with the step-up in basis of depreciable assets under Internal Revenue Code Section 754. This DTA will be realized as cash payments are made to the TRA participants.

As of December 31, 2022, we did not have any material NOL or credit carryforwards.

The following table summarizes our valuation allowances:

	As of December 31,
	2022	2021
Federal	$(7.0)	$(10.5)
State	(1.1)	(1.6)
Foreign	—	—
	$(8.1)	$(12.1)

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

We apply a recognition threshold and measurement attribute related to uncertain tax positions taken or expected to be taken on our tax returns. We recognize a tax benefit for financial reporting of an uncertain income tax position when it has a greater than 50% likelihood of being sustained upon examination by the taxing authorities. We measure the tax benefit of an uncertain tax position based on the largest benefit that has a greater than 50% likelihood of being ultimately realized including evaluation of settlements. For the years ended December 31, 2022 and 2021, we had no unrecognized tax benefits.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are generally not subject to examination for periods prior to December 31, 2019. There are no material U.S. federal, state, local or non-U.S. examinations by tax authorities currently ongoing.

(10) Related Party Transactions
The following is the summary of expenses paid to Light & Wonder and settled in cash:

	Years Ended December 31,
	2022	2021	2020	Financial Statement Line Item
Royalties to Light & Wonder for third-party IP	$0.8	$2.6	$7.0	Cost of revenue
Parent services	6.0	5.8	5.9	General and administrative
TRA payments(1)	3.8	3.8	2.5	Accrued liabilities
Distributions to Parent and affiliates, net(1)	23.1	30.0	12.8	Noncontrolling interest
(1) Under the terms of the Operating Agreement, SciPlay Corporation relies on distributions from SciPlay Parent LLC to pay its obligations under the TRA and any other tax obligations. All distributions must be on a pari-passu basis, thus initiating a pro-rata distribution to Parent and affiliates.

The following is the summary of balances due to affiliates:

	As of December 31,
	2022	2021
Royalties to Light & Wonder for third-party IP	$0.2	$0.3
Parent services	0.4	0.9
Reimbursable expenses to (from) Light & Wonder and its subsidiaries	3.2	0.4
	$3.8	$1.6
IP Royalties
In 2018, we entered into the IP License Agreement from which we obtained an exclusive (subject to certain limited exceptions), perpetual, non-royalty-bearing license from LNW Gaming, Inc. (a subsidiary of the Parent, formerly known as Bally Gaming, Inc.) (“LNW Gaming”) for intellectual property created or acquired by LNW Gaming or its affiliates on or before the third anniversary of the date of the IP License Agreement in any of our currently available or future social games that are developed for mobile platforms, social media platforms, internet platforms or other interactive platforms and distributed solely via digital delivery, and a non-exclusive, perpetual, non-royalty-bearing license for intellectual property created or acquired by LNW Gaming or its affiliates after such third anniversary, for use in our currently available games. So long as the IP License Agreement remains in effect, we do not expect to pay any future royalties or fees for our use of intellectual property owned by LNW Gaming or its affiliates in our currently available games. This transaction was treated as a deemed distribution to the Parent as it constitutes a transaction between entities under common control.
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
Parent Services
In connection with the IPO described above, we entered into a Services Agreement under which the Parent and its subsidiaries provide us the below services.
Parent services represent charges of corporate level general and administrative expenses that pay for services related to, but not limited to, finance, corporate development, human resources, legal, information technology and rental fees for shared assets. These expenses have been charged to us on the basis of direct usage and costs when identifiable, with the remainder charged on the basis of revenues, operating expenses, headcount or other relevant measures, which we believe to be the most meaningful methodologies.
TRA
We receive the same benefits as the L&W Member on account of our ownership of LLC Interests in an entity treated as a partnership, or “passthrough” entity, for U.S. income tax purposes. As the L&W Member redeems or exchanges its LLC Interests, we will obtain a step-up in tax basis in our share of SciPlay Parent LLC assets. This step-up in tax basis will provide us with certain tax benefits, such as future depreciation and amortization deductions that can reduce the taxable income allocable to us. The TRA we entered into with the L&W Member in connection with the IPO provides for the payment by us to the L&W Member of 85% of the amount of tax benefits, if any, that we actually realize (or in some cases are deemed to realize) as a result of (i) increases in the tax basis of assets of SciPlay Parent LLC (a) in connection with the IPO, (b) resulting from any redemptions or exchanges of LLC Interests pursuant to the Operating Agreement or (c) resulting from certain distributions (or deemed distributions) by SciPlay Parent LLC and (ii) certain other tax benefits related to our making of payments under the TRA. The annual tax benefits are computed by comparing the income taxes due including such tax benefits and the income taxes due without such benefits.

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

During the years ended December 31, 2022 and 2021, payments totaling $3.8 million and $3.8 million, respectively were made to Light & Wonder pursuant to the TRA. As of December 31, 2022 and 2021, the total TRA liability was $64.3 million and $68.8 million, respectively, of which $4.1 million was included in Accrued liabilities for both periods.

Parent Equity Awards

See Note 7 for disclosures related to Parent’s equity awards.

(11) Commitments and Contingencies
Benefit Plans

We have a 401(k) plan for U.S.-based employees and equivalent foreign plans for our international employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions (as defined in the plan document). Contribution expense for the years ended December 31, 2022, 2021 and 2020 amounted to $2.5 million, $2.3 million and $1.8 million, respectively.
Litigation
From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. In addition, we may receive notifications alleging infringement of patent or other IP rights.
Washington State Matter
On April 17, 2018, a plaintiff, Sheryl Fife, filed a putative class action complaint, Fife v. Scientific Games Corporation, against our Parent, in the United States District Court for the Western District of Washington. The plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing our Parent’s online social casino games, including but not limited to Jackpot Party® Casino and Gold Fish® Casino. The complaint asserts claims for alleged violations of Washington’s Recovery of Money Lost at Gambling Act, Washington’s consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre‑ and post‑judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, our Parent filed a motion to dismiss the plaintiff’s complaint with prejudice, which the trial court denied on December 18, 2018. Our Parent filed its answer to the putative class action complaint on January 18, 2019. On August 24, 2020, the trial court granted plaintiff’s motion for leave to amend her complaint and to substitute a new plaintiff, Donna Reed, for the initial plaintiff, and re-captioned the matter Reed v. Scientific Games Corporation. On August 25, 2020, the plaintiff filed a first amended complaint against our Parent, asserting the same claims, and seeking the same relief, as the complaint filed by Sheryl Fife. On September 8, 2020, our Parent filed a motion to compel arbitration of plaintiff’s claims and to dismiss the action, or, in the alternative, to transfer the action to the United States District Court for the District of Nevada. On June 17, 2021, the district court denied that motion, and on June 23, 2021, SGC filed a notice of appeal from the district court’s denial of that motion, and also filed a motion to stay all district court proceedings, pending the appeals court’s ruling on the Company’s arbitration appeal. On November 23, 2021, Scientific Games entered into an agreement in principle to settle the lawsuit for the amount of $24.5 million. On December 3, 2021, the district court granted a joint motion to stay appellate proceedings until final approval by the district court of the parties’ settlement. On January 18, 2022, the parties executed a settlement agreement, and plaintiff filed an unopposed motion for preliminary approval of the parties’ proposed settlement agreement. On January 19, 2022, the district court granted preliminary approval to the parties’ proposed settlement. On August 12, 2022, the district court gave its final approval to the settlement. On August 18, 2022, the court entered judgment and dismissed the action with prejudice. Although the case was brought against Light & Wonder, pursuant to the Intercompany Services Agreement, SciPlay fully paid the settlement previously accrued in the amount of $24.5 million during the third quarter of 2022, due to the matter arising as a result of our business.

Boorn Matter

On September 15, 2022, plaintiff Hannelore Boorn filed a putative class action against Light & Wonder, Inc., SciPlay Corporation, and Appchi Media Ltd. in the Fayette Circuit Court of the Commonwealth of Kentucky. In her complaint, plaintiff seeks to represent a putative class of all persons in Kentucky who, within the past five years, purchased and allegedly lost $5.00 or more worth of chips, in a 24-hour period, playing SciPlay's online social casino games. The complaint asserts claims for alleged violations of Kentucky’s “recovery of gambling losses” statute and for unjust enrichment, and seeks unspecified money damages, the award of reasonable attorneys' fees and costs, pre- and post-judgment interest, and injunctive and/or other declaratory relief. On October 18, 2022, defendants removed the action to the United States District Court for the Eastern District of Kentucky. On October 26, 2022, the plaintiff filed a notice voluntarily dismissing the lawsuit without prejudice. On October 27, 2022, the district court entered an order dismissing the lawsuit. On November 17, 2022, the plaintiff filed an arbitration demand against defendants before the American Arbitration Association, pursuant to which she seeks declaratory judgments that (1) SciPlay’s online social casino games constitute gambling under Kentucky law, and (2) SciPlay’s terms of service are void under Kentucky law. On January 12, 2023, the respondents filed their answering statement to plaintiff’s arbitration demand We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.

Allah Beautiful Matter

On December 19, 2022, claimant Prince Imanifest Allah Beautiful filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The complaint asserts claims for alleged violations of New Jersey’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by players of SciPlay’s online social casino games other than the claimant. Respondent’s answering statement is not yet due. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.

Sprinkle Matter

On December 12, 2022, claimant Matthew Sprinkle filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The complaint asserts claims for alleged violations of Ohio’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by players of SciPlay’s online social casino games other than the claimant. Respondent’s answering statement is not yet due. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.

SCHEDULE II
SCIPLAY CORPORATION
Valuation and Qualifying Accounts
Years Ended December 31, 2022, 2021 and 2020
(in millions)

Tax related valuation allowance	Balance at beginning of period	Additions / (deductions)	Balance at end of period
Year Ended December 31, 2020	$7.7	1.9	$9.6
Year Ended December 31, 2021	$9.6	2.5	$12.1
Year Ended December 31, 2022	$12.1	(4.0)	$8.1

Exhibit Number	Description

2.1
Purchase Agreement, dated as of March 1, 2022, by and among SciPlay Acquisition, LLC, Arif Emre Taş, Ecem Baran Taş, ALİCTUS YAZILIM ANONİM ŞİRKETİ and SciPlay Games, LLC (incorporated by reference to Exhibit 2.1 to SciPlay Corporation’s Current Report on Form 8-K filed on March 2, 2022)

3.1	Amended and Restated Articles of Incorporation of SciPlay Corporation (incorporated by reference to Exhibit 3.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
3.2	Second Amended and Restated Bylaws of SciPlay Corporation (incorporated by reference to Exhibit 3.2 to SciPlay Corporation’s Current Report on Form 8-K filed on July 29, 2022).
4.1	Description of the Company’s Securities.*
10.1
Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan (Amended and Restated as of June 9, 2021) (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Annual Report on Form 10-K filed on March 2, 2022).(†)

10.2
Offer Letter, dated as of July 30, 2018, from Phantom EFX, LLC to Daniel O’Quinn (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2021).(†)

10.3
Amended and Restated SciPlay Corporation Long-Term Incentive Plan (Amended and Restated as of June 9, 2021) (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Current Report on Form 8-K filed on June 11, 2021).(†)

10.4
Amended and Restated Operating Agreement of SciPlay Parent Company, LLC, dated May 2, 2019, by and among SciPlay Parent Company, LLC, the Company and its Members (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.5
Tax Receivable Agreement, dated May 7, 2019, by and among SciPlay Corporation, SciPlay Parent Company, LLC and each of the Members from time to time party thereto (incorporated by reference to Exhibit 10.2 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.6
Registration Rights Agreement, dated May 7, 2019, by and among SciPlay Corporation, SG Social Holding Company I, LLC (as predecessor to LNW Social Holding Company I, LLC) and such other persons from time to time party thereto (incorporated by reference to Exhibit 10.3 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.7
License Agreement, dated May 7, 2019, by and between Bally Gaming, Inc. (as predecessor to LNW Gaming, Inc.) and SG Social Holding Company I, LLC (as predecessor to LNW Social Holding Company I, LLC) (incorporated by reference to Exhibit 10.4 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.8
First Amendment to IP License Agreement, dated as of May 6, 2022, by and between SciPlay Games, LLC and SG Gaming, Inc. (as predecessor to LNW Gaming, Inc.) (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 10, 2022)

10.9
Assignment Agreement, dated May 7, 2019, by and between SG Social Holding Company I, LLC and SciPlay Holding Company, LLC (as predecessor to SciPlay Games, LLC) (incorporated by reference to Exhibit 10.5 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.10
Services Agreement, dated May 7, 2019, by and among Scientific Games Corporation (as predecessor to Light & Wonder, Inc.), Scientific Games International, Inc. (as predecessor to Light and Wonder International, Inc.), Bally Gaming, Inc. (as predecessor to LNW Gaming, Inc.) and SciPlay Holding Company, LLC (as predecessor to SciPlay Games, LLC) (incorporated by reference to Exhibit 10.6 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.11
Credit Agreement, dated May 7, 2019, among SciPlay Holding Company, LLC (as predecessor to SciPlay Games, LLC), as the borrower, SciPlay Parent Company, LLC, the several lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, collateral agent and issuing lender, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., Macquarie Capital (USA) Inc. and RBC Capital Markets, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.7 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.12
Employment Agreement, dated as of May 7, 2019, by and between SciPlay Parent Company, LLC and Joshua J. Wilson (incorporated by reference to Exhibit 10.8 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).(†)

10.13
Amendment to Employment Agreement, dated as of September 26, 2022, by and between SciPlay Corporation and Joshua J. Wilson (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2022).(†)

10.14	Employment Agreement, dated as of December 1, 2022, by and between SciPlay Parent Company, LLC and James Bombassei.*(†)

10.15
Amendment No. 1, dated as of May 27, 2021, among SciPlay Holding Company, LLC (as predecessor to SciPlay Games, LLC), as the borrower, SciPlay Parent Company, LLC, the several lenders from time to time parties thereto and Bank of America, N.A., as administrative agent, collateral agent and issuing lender, which amended the Credit Agreement, dated as of May 7, 2019 (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 27, 2021).

10.16
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

10.17	SciPlay Corporation 2020 Employee Stock Purchase Plan, dated April 21, 2020 (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Current Report on Form 8-K filed on June 12, 2020).(†)
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1
Terms and Conditions of Equity Awards to Key Employees under the SciPlay Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on November 8, 2019).(†)

99.2
Terms and Conditions of Equity Awards to Non-Employee Directors under the SciPlay Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to SciPlay Corporation’s Quarterly Report on Form 10-Q filed on November 8, 2019).(†)

99.3
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation (as predecessor to Light & Wonder, Inc.) 2003 Incentive Compensation Plan (Amended and Restated June 9, 2021) (incorporated by reference to Exhibit 10.1 to SciPlay Corporation’s Annual Report on Form 10-K filed on March 2, 2022).(†)

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

March 1, 2023	SCIPLAY CORPORATION
(Registrant)

	By:	/s/Daniel O’Quinn
	Name:	Daniel O’Quinn
	Title:	Interim Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2023.

Signature	Title

/s/Joshua J. Wilson	Chief Executive Officer and Director (Principal Executive Officer)
Joshua J. Wilson

/s/Daniel O’Quinn	Interim Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Daniel O’Quinn

/s/Antonia Korsanos	Chair of the Board of Directors and Director
Antonia Korsanos

/s/Gerald D. Cohen	Director
Gerald D. Cohen

/s/Nicholas Earl	Director
Nicholas Earl

/s/April Henry	Director
April Henry

/s/Constance James	Director
Constance James

/s/Michael Marchetti	Director
Michael Marchetti

/s/Charles Prober	Director
Charles Prober

/s/William C. Thompson, Jr.	Director
William C. Thompson, Jr.