Form 10-Q
period 2023-03-31
SciPlay Corp
filed 2023-05-09
CIK 1760717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 4, 2023:
Class A Common Stock: 21,242,497
Class B Common Stock: 103,547,021

SCIPLAY CORPORATION
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2023

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
•competition;
•our dependence on the optional purchases of coins, chips and bingo cards (collectively referred to as “coins, chips and cards”) to supplement the availability of periodically offered free coins, chips and cards;
•our ability to access additional financing and restrictions and covenants in debt agreements, including those that could result in acceleration of the maturity of our indebtedness;
•the discontinuation or replacement of the London Interbank Offer Rate, which may adversely affect interest rates;
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
•levels of insurance coverage against claims; and
•our dependence on certain key providers.
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including the Company’s current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K, including the latest annual report filed with the SEC on March 1, 2023 (“2022 Form 10-K”) (including under the headings “Forward Looking Statements” and “Risk Factors”). Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
This Quarterly Report on Form 10-Q may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Although we believe industry information to be accurate, it is not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning international social gaming industries than the same industries in the U.S. Some data is also based on our good faith estimates, which are derived from our review of internal surveys or data, as well as the independent sources referenced above. Assumptions and estimates of our and our industry's future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2022 Form 10-K. These and other factors could cause future performance to differ materially from our assumptions and estimates.

Due to rounding, certain numbers presented herein may not precisely recalculate.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$186.4	$158.0
Operating expenses:
Cost of revenue(1)	57.7	48.2
Sales and marketing(1)	46.9	40.0
General and administrative(1)	22.1	16.7
Research and development(1)	12.7	11.5
Depreciation and amortization	5.9	4.7
Restructuring and other	1.4	2.2
Operating income	39.7	34.7
Other income (expense), net	6.0	(0.5)
Net income before income taxes	45.7	34.2
Income tax expense	3.9	2.2
Net income	41.8	32.0
Less: Net income attributable to the noncontrolling interest	36.3	27.6
Net income attributable to SciPlay	$5.5	$4.4

Basic and diluted net income attributable to SciPlay per share:
Basic	$0.25	$0.18
Diluted	$0.24	$0.18

Weighted average number of shares of Class A common stock used in per share calculation:
Basic shares	22.0	24.6
Diluted shares	23.0	24.8
(1) Excludes depreciation and amortization.

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2023	2022
Net income	$41.8	$32.0
Other comprehensive loss:
Foreign currency translation loss, net of tax	(1.5)	(1.6)
Total comprehensive income	40.3	30.4
Less: Comprehensive income attributable to the noncontrolling interest	35.1	26.3
Comprehensive income attributable to SciPlay	$5.2	$4.1

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$357.5	$330.1
Accounts receivable, net	64.2	51.0
Prepaid expenses and other current assets	7.3	8.0
Total current assets	429.0	389.1
Property and equipment, net	3.6	3.0
Operating lease right-of-use assets	4.2	4.8
Goodwill	216.1	217.6
Intangible assets and software, net	79.6	74.8
Deferred income taxes	72.3	74.5
Other assets	1.7	1.9
Total assets	$806.5	$765.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20.7	$18.4
Accrued liabilities	37.9	35.2
Due to affiliate	4.0	3.8
Total current liabilities	62.6	57.4
Operating lease liabilities	2.4	3.1
Liabilities under TRA	60.2	60.2
Other long-term liabilities	26.0	29.4
Total liabilities	151.2	150.1
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 625.0 shares authorized, 25.2 and 24.9 shares issued, 21.9 and 22.1 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class B common stock, par value $0.001 per share, 130.0 shares authorized, 103.5 shares issued and outstanding as of March 31, 2023 and December 31, 2022	0.1	0.1
Additional paid-in capital	80.5	72.0
Retained earnings	80.1	74.6
Treasury stock, at cost, 3.2 and 2.7 shares, respectively	(45.3)	(37.1)
Accumulated other comprehensive (loss) income	(0.7)	(0.4)
Total SciPlay stockholders’ equity	114.7	109.2
Noncontrolling interest	540.6	506.4
Total stockholders’ equity	655.3	615.6
Total liabilities and stockholders’ equity	$806.5	$765.7

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
December 31, 2022	22.1	$—	103.5	$0.1	$72.0	$74.6	$(37.1)	$(0.4)	$506.4	$615.6
Net income	—	—	—	—	—	5.5	—	—	36.3	41.8
Stock-based compensation	—	—	—	—	1.2	—	—	—	3.0	4.2
Settlement of liability awards	—	—	—	—	0.8	—	—	—	3.6	4.4
Vesting of RSUs, net of tax withholdings and other	0.3	—	—	—	(0.2)	—	—	—	(0.7)	(0.9)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Repurchases of stock	(0.5)	—	—	—	6.8	—	(8.2)	—	(6.8)	(8.2)
Economic rebalancing(1)	—	—	—	—	(0.1)	—	—	—	0.1	—
Currency translation	—	—	—	—	—	—	—	(0.3)	(1.2)	(1.5)
March 31, 2023	21.9	$—	103.5	$0.1	$80.5	$80.1	$(45.3)	$(0.7)	$540.6	$655.3

(1) SciPlay Parent LLC equity attributable to SciPlay Corporation and the noncontrolling interest holders is rebalanced, as needed, to reflect changes in LLC Unit ownership.

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
December 31, 2021	24.5	$—	103.5	$0.1	$45.2	$52.2	$—	$1.1	$426.4	$525.0
Net income	—	—	—	—	—	4.4	—	—	27.6	32.0
Stock-based compensation	—	—	—	—	0.4	—	—	—	1.5	1.9
Vesting of RSUs, net of tax withholdings	0.2	—	—	—	—	—	—	—	(0.1)	(0.1)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Currency translation	—	—	—	—	—	—	—	(0.3)	(1.3)	(1.6)
March 31, 2022	24.7	$—	103.5	$0.1	$45.6	$56.6	$—	$0.8	$453.9	$557.0

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by operating activities	$41.7	$36.6
Cash flows from investing activities:
Capital expenditures	(3.8)	(2.0)
Acquisition of business, net of cash acquired	—	(106.2)
Net cash used in investing activities	(3.8)	(108.2)
Cash flows from financing activities:
Payments on license obligations	(1.0)	(0.4)
Purchases of treasury stock	(8.2)	—
Distributions to Light & Wonder and affiliates, net	(0.1)	(0.2)
Taxes paid related to net share settlement of equity awards and other	(0.9)	(0.1)
Net cash used in financing activities	(10.2)	(0.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	(0.1)
Increase (decrease) in cash, cash equivalents and restricted cash	27.4	(72.4)
Cash, cash equivalents and restricted cash, beginning of period	330.1	364.4
Cash, cash equivalents and restricted cash, end of period	$357.5	$292.0

Supplemental cash flow information:
Cash paid for income taxes	$0.4	$0.5

Supplemental non-cash transactions:
Non-cash additions to intangible assets related to license agreements	$7.1	$—

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies

Background and Nature of Operations

SciPlay Corporation was formed as a Nevada corporation on November 30, 2018 as a subsidiary of Light & Wonder, Inc. (“Light & Wonder”, “L&W” or “Parent”), for the purposes of completing a public offering and related transactions in order to carry on the business of SciPlay Parent LLC and its subsidiaries (collectively referred to as “SciPlay”, the “Company”, “we”, “us” and “our”). As the managing member of SciPlay Parent LLC, SciPlay operates and controls all of the business affairs of SciPlay Parent LLC and its subsidiaries.

We develop, market and operate a portfolio of games played on various mobile and web platforms, including Jackpot Party® Casino, Quick Hit® Slots, Gold Fish® Casino, Hot Shot Casino®, Bingo Showdown®, MONOPOLY® Slots, 88 Fortunes® Slots, Solitaire Pets™ Adventure and Backgammon Live as well as other games in the hyper-casual space, such as Candy Challenge 3D™, Boss Life™ and Deep Clean Inc.™. Our games are available in various formats. We have one operating segment with one business activity, developing and monetizing games.

Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, we have made all adjustments necessary to present fairly our consolidated statements of income, consolidated statements of comprehensive income, condensed consolidated balance sheets, consolidated statements of changes in stockholders’ equity and condensed consolidated statements of cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related Notes included in our 2022 Form 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

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

Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2022 Form 10-K.
New Accounting Guidance
There have been no recent accounting pronouncements or changes in accounting pronouncements since those described within the Notes of our 2022 10-K that are expected to have a material impact on our consolidated financial statements.

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
Disaggregation of Revenue
We believe disaggregation of our revenue on the basis of platform type and geographical location of our players is appropriate because the nature of revenue and the number of players generating revenue could vary on such basis, which represent different economic risk profiles.
The following table presents our revenue disaggregated by platform type:

	Three Months Ended
	March 31,
	2023	2022
Mobile in-app purchases	$165.7	$139.7
Web in-app purchases and other(1)	20.7	18.3
Total revenue	$186.4	$158.0
(1) Other primarily represents advertising revenue, which was not material in the periods presented.
The following table presents our revenue disaggregated based on the geographical location of our players:

	Three Months Ended
	March 31,
	2023	2022
North America(1)	$172.9	$144.9
International	13.5	13.1
Total revenue	$186.4	$158.0
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
The following table summarizes our opening and closing balances in contract assets, contract liabilities and accounts receivable:

	Accounts Receivable	Contract Assets(1)	Contract Liabilities(2)
Beginning of period balance	$51.0	$0.1	$3.0
Balance as of March 31, 2023	64.2	0.1	2.5
(1) Contract assets are included within Prepaid expenses and other current assets in our consolidated balance sheets.
(2) Contract liabilities are included within Accrued liabilities in our consolidated balance sheets.

During the three months ended March 31, 2023 and 2022, we recognized $0.6 million and $0.3 million, respectively, of revenue that was included in the opening contract liability balance. Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

Concentration of Credit Risk
Our revenue and accounts receivable are generated via certain platform providers, which subject us to a concentration of credit risk. The following tables summarize the percentage of revenues and accounts receivable generated via our platform providers in excess of 10% of our total revenues and total accounts receivable:

	Revenue Concentration
	Three Months Ended March 31,
	2023	2022
Apple	48.8%	47.9%
Google	34.3%	34.6%
Facebook	11.3%	12.1%

	Accounts Receivable Concentration as of
	March 31, 2023	December 31, 2022
Apple	61.5%	48.3%
Google	24.7%	30.5%
Facebook	8.0%	10.7%
Alictus Acquisition
On March 1, 2022, we acquired 80% of all issued and outstanding share capital of privately-held Alictus Yazilim Anonim Şirketi (“Alictus”), a Turkey-based hyper-casual gaming studio. The remaining 20% was to be acquired ratably for potential additional consideration payable annually based upon the achievement of specified revenue and earnings targets by Alictus during each of the five years following the acquisition date. The specified financial targets for the first year were not met, resulting in extinguishment of $2.9 million in redeemable non-controlling interest liability, which was recorded within the other income (expense), net line item in our consolidated statement of income. The remaining payout ranges from a minimum of $0.0 million to a maximum payout of $200.0 million.
We incurred acquisition-related costs, which were recorded in Restructuring and other, of $1.2 million for the three months ended March 31, 2022. The results of operations from Alictus have been included in our consolidated statement of income since the date of acquisition and are not significant to our operations.

(2) Goodwill, Intangible Assets and Software, net
The table below reconciles the changes in the carrying value of goodwill for the period from December 31, 2022 to March 31, 2023.

Total
Balance as of December 31, 2022	$217.6
Foreign currency adjustments	(1.5)
Balance as of March 31, 2023	$216.1

The following table presents certain information regarding our intangible assets and software:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of March 31, 2023
Intellectual property	$74.3	$(44.1)	$30.2
Customer relationships	29.7	(24.6)	5.1
Software	40.7	(23.8)	16.9
Licenses	33.3	(11.0)	22.3
Brand names and other	10.4	(5.3)	5.1
Total intangible assets and software	$188.4	$(108.8)	$79.6

Balance as of December 31, 2022
Intellectual property	$75.2	$(43.2)	$32.0
Customer relationships	29.9	(24.1)	5.8
Software	37.6	(22.6)	15.0
Licenses	25.9	(9.4)	16.5
Brand names and other	10.6	(5.1)	5.5
Total intangible assets and software	$179.2	$(104.4)	$74.8
The following reflects amortization expense related to intangible assets and software included within Depreciation and amortization:

	Three Months Ended
	March 31,
	2023	2022
Amortization expense	$5.5	$4.3

(3) Leases
Our operating leases primarily consist of real estate office leases, and total expenses related to these leases were $0.7 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. We do not have any material finance leases. Our total variable and short-term lease payments and operating lease expenses were immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$4.2	$4.8

Accrued liabilities	2.3	2.3
Operating lease liabilities	2.4	3.1
Total operating lease liabilities	$4.7	$5.4

Weighted average remaining lease term, years	2.0	2.3
Weighted average discount rate	4.9%	4.9%

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases for the three months ended March 31, 2023 and 2022, respectively	$0.6	$0.6

Lease liability maturities:

Operating Leases
Remainder of 2023	$1.9
2024	2.4
2025	0.7
Less: imputed interest	(0.3)
Total	$4.7

As of March 31, 2023, we did not have material additional operating leases that have not yet commenced.

(4) Income Taxes
We hold an economic interest of 17.5% in SciPlay Parent LLC. The 82.5% economic interest that we do not own represents a noncontrolling interest for financial reporting purposes. SciPlay Parent LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, SciPlay Parent LLC is not subject to income tax in most jurisdictions, and SciPlay Parent LLC’s members, of which we are one, are liable for income taxes based on their allocable share of SciPlay Parent LLC’s taxable income. The effective income tax rates for the three months ended March 31, 2023 and 2022 were 8.5% and 6.4%, respectively. The effective income tax rates were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Our effective tax rate differs from the U.S. statutory rate of 21.0% primarily because we generally do not record income taxes for the noncontrolling interest portion of U.S. pre-tax income.

TRA

During the three months ended March 31, 2023 and 2022, there were no payments made to Light & Wonder pursuant to the TRA. As of both March 31, 2023 and December 31, 2022, the total TRA liability was $64.3 million, of which $4.1 million was included in Accrued liabilities for each of the periods.

(5) Related Party Transactions
The following is the summary of expenses paid to Light & Wonder and settled in cash:

	Three Months Ended
	March 31,
	2023	2022	Financial Statement Line Item
Royalties to Light & Wonder for third-party IP	$0.2	$0.3	Cost of revenue
Parent services	1.6	1.4	General and administrative
Distributions to Parent and affiliates, net(1)	0.1	0.2	Noncontrolling interest

(1) Under the terms of the Operating Agreement, SciPlay Corporation relies on distributions from SciPlay Parent LLC to pay its obligations under the TRA and any other tax obligations. All distributions must be on a pari-passu basis, thus initiating a pro-rata distribution to Parent and affiliates.

The following is the summary of balances due to affiliates:

	March 31, 2023	December 31, 2022
Royalties to Light & Wonder for third-party IP	$0.8	$0.2
Parent services	0.9	0.4
Reimbursable expenses to (from) Light & Wonder and its subsidiaries	2.3	3.2
	$4.0	$3.8
Parent Equity Awards
See Note 6 for disclosures related to Parent’s equity awards.

IP Royalties

As more fully described in Note 10 of our 2022 Form 10-K, we entered into the IP License Agreement under which we obtained an exclusive (subject to certain limited exceptions), perpetual, non-royalty-bearing license from LNW Gaming, Inc. (a subsidiary of the Parent, formerly known as Bally Gaming, Inc.) (“LNW Gaming”) for intellectual property created or acquired by LNW Gaming or its affiliates on or before the third anniversary of the date of the IP License Agreement. Under the terms of the IP License Agreement, some rights would have changed from exclusive to non-exclusive for newly created intellectual property and other rights would not have extended to newly created intellectual property as of May 6, 2022. On May 6, 2022, we entered into an amendment which extended our rights under the IP License Agreement through July 7, 2022. We are in the process of negotiating new terms with the Parent.

(6) Stockholders’ Equity and Noncontrolling Interest

Noncontrolling Interest

We are a holding company, and our sole material assets are SciPlay Parent LLC Interests (“LLC Interest”) that we purchased from SciPlay Parent LLC and LNW Holding Company I, LLC, an indirect wholly owned subsidiary of Parent, formerly known as SG Holding Company I, LLC (“the L&W Member”), representing an aggregate 17.5% economic interest in SciPlay Parent LLC. The remaining 82.5% economic interest in SciPlay Parent LLC is owned indirectly by Light & Wonder, through the ownership of LLC Interests by the L&W Member.

Stock-Based Compensation

The following table summarizes stock-based compensation expense that is included in General and administrative expenses:

	Three Months Ended
	March 31,
	2023	2022
SciPlay awards(1)	$5.9	$2.5
Parent awards	0.6	0.1
Total	$6.5	$2.6

(1)Includes $2.3 million and $0.6 million of stock-based compensation classified as liability awards as of March 31, 2023 and 2022, respectively.

As of March 31, 2023, we had $27.2 million in unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average expected vesting period of 1.3 years, of which $10.3 million relates to performance-based restricted stock units.

Share Repurchase Program

On May 9, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60.0 million of our outstanding Class A common stock. Repurchases may be made at the discretion of the Board of Directors through one or more open market transactions, privately negotiated transactions, including block trades, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, “10b5-1” plan, or other financial arrangements or other arrangements. Repurchases are funded from cash flows generated by SciPlay Parent LLC and its operating subsidiaries. Immediately prior to the execution of such repurchases, a redemption is effected of a corresponding number of SciPlay Parent LLC partnership units held by the Company at an aggregate redemption price equal to the aggregate purchase price (plus any expenses related thereto) of the shares of Class A common stock being repurchased by the Company. During the three months ended March 31, 2023, we repurchased 0.5 million shares of Class A common stock under the program at an aggregate cost of $8.2 million. On May 3, 2023, our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase, from time to time through May 3, 2024, up to an aggregate amount of $60.0 million of our outstanding Class A common stock.

(7) Earnings per Share

The table below sets forth a calculation of basic earnings per share ("EPS") based on Net income attributable to SciPlay divided by the basic weighted average number of Class A common stock outstanding during the period. Diluted EPS of Class A common stock is computed by dividing Net income attributable to SciPlay by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to all potentially dilutive securities, using the treasury stock method. No material number of restricted stock units was excluded from the calculation of diluted weighted-average common shares outstanding for the three-month periods ended March 31, 2023 and 2022.

We excluded Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have an economic interest in us, and, therefore, a separate presentation of EPS of Class B common stock under the two-class method has not been presented.

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income	$41.8	$32.0
Less: net income attributable to the noncontrolling interest	36.3	27.6
Net income attributable to SciPlay	$5.5	$4.4
Denominator:
Weighted average shares of Class A common stock for basic EPS	22.0	24.6
Effect of dilutive securities:
Stock-based compensation grants	1.0	0.2
Weighted average shares of Class A common stock for diluted EPS	23.0	24.8
Basic and diluted net income attributable to SciPlay per share:
Basic	$0.25	$0.18
Diluted	$0.24	$0.18

(8) Litigation

From time to time, we are subject to various claims, complaints and legal actions, including notifications of alleged infringement of patent or other intellectual property rights, in the normal course of business.

Boorn Matter

On September 15, 2022, plaintiff Hannelore Boorn filed a putative class action against Light & Wonder, Inc., SciPlay Corporation, and Appchi Media Ltd. in the Fayette Circuit Court of the Commonwealth of Kentucky. In her complaint, plaintiff seeks to represent a putative class of all persons in Kentucky who, within the past five years, purchased and allegedly lost $5.00 or more worth of chips, in a 24-hour period, playing SciPlay's online social casino games. The complaint asserts claims for alleged violations of Kentucky’s “recovery of gambling losses” statute and for unjust enrichment, and seeks unspecified money damages, the award of reasonable attorneys' fees and costs, pre- and post-judgment interest, and injunctive and/or other declaratory relief. On October 18, 2022, defendants removed the action to the United States District Court for the Eastern District of Kentucky. On October 26, 2022, the plaintiff filed a notice voluntarily dismissing the lawsuit without prejudice. On October 27, 2022, the district court entered an order dismissing the lawsuit. On November 17, 2022, the plaintiff filed an arbitration demand against defendants before the American Arbitration Association, pursuant to which she seeks declaratory judgments that (1) SciPlay’s online social casino games constitute gambling under Kentucky law, and (2) SciPlay’s terms of service are void under Kentucky law. On January 12, 2023, the respondents filed their answering statement to plaintiff’s arbitration demand. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.

Allah Beautiful Matter

On December 19, 2022, claimant Prince Imanifest Allah Beautiful filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The complaint asserts claims for alleged violations of New Jersey’s anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by New Jersey players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, the respondent filed its answering statement to claimant’s arbitration demand. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.

Sprinkle Matter

On December 12, 2022, claimant Matthew Sprinkle filed an arbitration demand against respondent SciPlay Corporation before the American Arbitration Association. The complaint asserts claims for alleged violations of Ohio’s anti-

gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Ohio players of SciPlay’s online social casino games other than the claimant. On March 7, 2023, the respondent filed its answering statement to claimant’s arbitration demand. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.

Sornberger Matter

On March 8, 2023, plaintiff Andrea Sornberger filed a complaint against SciPlay Corporation and SciPlay Games LLC in the Circuit Court of the Franklin County, Alabama. The complaint asserts claims for alleged violations of Alabama anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Alabama’s players of SciPlay’s online social casino games other than the plaintiff, the award of interests and costs, and injunctive and other relief. On April 12, 2023, defendants removed the action to the United States District Court for the Northern District of Alabama. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit and intend to vigorously defend against them.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to enhance the reader’s understanding of our operations and current business environment from management’s perspective and should be read in conjunction with the description of our business included under Part I, Item 1 “Condensed Consolidated Financial Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1 “Business”, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K. The terms “we” and “our” as used herein refer to SciPlay and its consolidated subsidiaries.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors” included in this Quarterly Report on Form 10-Q and “Risk Factors” included in our 2022 Form 10-K.

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

BUSINESS OVERVIEW

We are a leading developer and publisher of digital games on mobile and web platforms. We operate primarily in the social gaming market, which is characterized by gameplay online or on mobile devices that is social, competitive and self-directed in pace and session length. We also operate in the hyper-casual space, which is characterized by simpler core loops and more repetitive gameplay than casual games. We generate a substantial portion of our revenue from in-app purchases in the form of coins, chips and cards, which players can use to play slot games, table games or bingo games. Players who install our social games typically receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to extend their time of game play. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps. We generate additional revenue through advertising arrangements in our hyper-casual games. Players who install our hyper-casual games receive free, unlimited gameplay that requires viewing of periodic in-game advertisements.

We currently offer a variety of social casino games, including Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots, 88 Fortunes® Slots, MONOPOLY® Slots and Hot Shot Casino®. We continue to pursue our strategy of expanding into the casual games market. Current casual game titles include Bingo Showdown®, Solitaire Pets™ Adventure and Backgammon Live as well as other titles in the hyper-casual space, including games such as Candy Challenge 3D™, Boss Life™ and Deep Clean Inc. 3D™. During the three months ended March 31, 2023, we continued development and testing of SpellSpinner: Fantasy Quest, as well as other new games. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend solitaire-style or bingo game play with adventure game features and our hyper-casual games include many simple core loop mechanics. All of our games are offered and played across multiple platforms, including Apple, Google, Facebook, Amazon and Microsoft. In addition to our internally created game content, our content library includes recognizable game content from Light & Wonder. This content allows players who like playing land-based game content to enjoy some of those same titles in our free-to-play games. We have access to Light & Wonder’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY™ and JAMES BOND™(1). We believe our access to this content, coupled with our years of experience developing in-house content, uniquely positions us to create compelling digital games.

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

On May 9, 2022 our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60.0 million of our outstanding Class A common stock (see Note 6). During the three months ended March 31, 2023, we returned $8.2 million of capital to shareholders through the repurchase of 0.5 million shares of Class A common stock. Since the initiation of the program on May 9, 2022 and through May 9, 2023, we returned $60.0 million of capital to shareholders through the repurchase of approximately 4.1 million shares of Class A common stock, completing the initial share repurchase program authorization. On May 3, 2023, our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase, from time to time through May 3, 2024, up to an aggregate amount of $60.0 million of our outstanding Class A common stock.

RESULTS OF OPERATIONS

Summary of Results of Operations

	Three Months Ended
	March 31,		Variance
($ in millions)	2023	2022	2023 vs. 2022
Revenue	$186.4	$158.0	$28.4		18%
Operating expenses	146.7	123.3	23.4		19%
Operating income	39.7	34.7	5.0		14%
Net income	41.8	32.0	9.8		31%
Net income attributable to SciPlay	5.5	4.4	1.1		25%
AEBITDA	$53.5	$44.2	$9.3		21%
Net income margin	22.4%	20.3%	2.1	pp	nm
AEBITDA margin	28.7%	28.0%	0.7	pp	nm
pp = percentage points. nm = not meaningful.

Non-GAAP Financial Measures

Adjusted EBITDA, or AEBITDA, as used herein, is a non-GAAP financial measure that is presented as supplemental disclosure and is reconciled to net income attributable to SciPlay as the most directly comparable GAAP measure as set forth in the below table. We define AEBITDA to include net income attributable to SciPlay before: (1) net income attributable to noncontrolling interest; (2) interest expense; (3) income tax expense; (4) depreciation and amortization; (5) restructuring and other, which includes charges or expenses attributable to: (a) employee severance; (b) management changes; (c) restructuring and integration; (d) M&A and other, which includes: (i) M&A transaction costs; (ii) purchase accounting adjustments (including contingent acquisition consideration); (iii) unusual items (including legal settlements related to major litigation); and (iv) other non-cash items; and (e) cost-savings initiatives; (6) stock-based compensation; (7) loss or gain on debt financing transactions; and (8) other expense or income including foreign currency gains and losses. We also use AEBITDA margin, a non-GAAP measure, which we calculate as AEBITDA as a percentage of revenue.

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

The following table reconciles Net income attributable to SciPlay to AEBITDA and AEBITDA margin:

	Three Months Ended
	March 31,
($ in millions, except percentages)	2023	2022
Net income attributable to SciPlay	$5.5	$4.4
Net income attributable to noncontrolling interest	36.3	27.6
Net income	41.8	32.0
Restructuring and other	1.4	2.2
Depreciation and amortization	5.9	4.7
Income tax expense	3.9	2.2
Stock-based compensation	6.5	2.6
Other (income) expense, net	(6.0)	0.5
AEBITDA	$53.5	$44.2
Revenue	$186.4	$158.0
Net income margin (Net income/Revenue)	22.4%	20.3%
AEBITDA margin (AEBITDA/Revenue)	28.7%	28.0%

Revenue, Key Performance Indicators and Other Metrics

	Three Months Ended
	March 31,		Variance
($ in millions)	2023	2022	2023 vs. 2022
Mobile in-app purchases	$165.7	$139.7	$26.0	19%
Web in-app purchases and other(1)	20.7	18.3	2.4	13%
Total revenue	$186.4	$158.0	$28.4	18%
(1) Other primarily represents advertising revenue, which was not material in the periods presented.

Revenue information by geography is summarized as follows:

	Three Months Ended
	March 31,		Variance
($ in millions)	2023	2022	2023 vs. 2022
North America(1)	$172.9	$144.9	$28.0	19%
International	13.5	13.1	0.4	3%
Total revenue	$186.4	$158.0	$28.4	18%
(1) North America revenue includes revenue derived from the U.S., Canada and Mexico.

Revenue

For the three months ended March 31, 2023, revenues increased as social casino payer engagement increased and average monthly payers reached a new record high.

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

For a description of the definitions of our key performance indicators and other metrics and their usefulness to our investors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K.

(in millions, except ARPDAU, AMRPPU, Average MPUs and percentages)	Three Months Ended
	March 31,		Variance
	2023	2022	2023 vs. 2022
In-App Purchases(1):
Mobile Penetration	91%	90%	1.0	pp	nm
Average MAU	6.1	6.3	(0.2)		(3.2)%
Average DAU	2.3	2.3	—		—%
ARPDAU	$0.89	$0.74	$0.15		20.3%
Average MPUs (in thousands)	625	560	65		11.6%
AMRPPU	$97.43	$92.45	$4.98		5.4%
Payer conversion rate	10.3%	8.9%	1.4	pp	nm
(1) The above KPIs include only in-app purchases, as advertising revenue is not material for the periods presented. pp = percentage points. nm = not meaningful.

The increase in mobile penetration percentage for the three months ended March 31, 2023 primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.

Average MAU for the three months ended March 31, 2023 decreased due to the turnover in users. ARPDAU increased as a function of flat average DAU coupled with an increase in payers.

For the three months ended March 31, 2023, AMRPPU and average MPU increased as payer conversion improved compared to the three months ended March 31, 2022.

Payer conversion rates continue to be at high levels due to consistent payer interaction with the games by our players as a result of our focus on introducing new content, features and live events in our games.

Operating Expenses

	Three Months Ended
	March 31,		Variance		Percentage of Revenue
($ in millions)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022 Change
Operating expenses:
Cost of revenue(1)	$57.7	$48.2	$9.5	20%	31.0%	30.5%	0.5	pp
Sales and marketing(1)	46.9	40.0	6.9	17%	25.2%	25.3%	(0.1)	pp
General and administrative(1)	22.1	16.7	5.4	32%	11.9%	10.6%	1.3	pp
Research and development(1)	12.7	11.5	1.2	10%	6.8%	7.3%	(0.5)	pp
Depreciation and amortization	5.9	4.7	1.2	26%	3.2%	3.0%	0.2	pp
Restructuring and other	1.4	2.2	(0.8)	(36)%	nm	nm	nm
Total operating expenses	$146.7	$123.3	$23.4	19%

(1) Excludes depreciation and amortization. pp = percentage points. nm = not meaningful.

Cost of revenue

For the three months ended March 31, 2023 and 2022, cost of revenue increased due to higher platform fees in line with revenue growth.

Sales and marketing

For the three months ended March 31, 2023, sales and marketing expense increased primarily due to higher marketing spend of $4.7 million, coupled with higher salaries and benefits of $1.5 million primarily related to an average increased headcount.

General and administrative

For the three months ended March 31, 2023, general and administrative expenses increased primarily due to a $3.9 million increase in stock-based compensation, coupled with a $1.1 million increase in salaries and benefits related to an average increased headcount of 28%.

Research and development

For the three months ended March 31, 2023, research and development expenses increased primarily due to an increase of $1.3 million in salary and benefits costs as a result of an increase of 7% in research and development average headcount for the same period, coupled with higher software costs and professional services.

Depreciation and amortization

For the three months ended March 31, 2023, depreciation and amortization expense increased primarily due to additional amortization associated with intangible assets acquired in conjunction with the Alictus acquisition.

Restructuring and other

For the three months ended March 31, 2023, the decrease in restructuring and other is primarily due to a decrease in costs related to mergers and acquisitions-related activity.

Other income (expense)

For the three months ended March 31, 2023, the increase in other income (expense) is primarily due to the increase in interest income of $3.3 million and the $2.9 million extinguishment of redeemable non-controlling interest liability related to the Alictus acquisition.

Net income and AEBITDA

For the three months ended March 31, 2023, net income and AEBITDA increased primarily due to an increase in revenue, as discussed above. Net income margin increased by 2.1 percentage points and AEBITDA margin increased by 0.7 percentage points, also primarily due to an increase in revenue and an increase of a lesser percentage in operating expenses.

RECENTLY ISSUED ACCOUNTING GUIDANCE

For a description of recently issued accounting pronouncements, see Note 1.

CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our 2022 Form 10-K. There have been no significant changes in our critical accounting estimate policies or the application or the results of the application of those policies to our condensed consolidated financial statements.

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

Our total cash on hand was $357.5 million and $330.1 million as of March 31, 2023 and December 31, 2022, respectively. There have been no material changes to our contractual obligations from what was disclosed in our 2022 Form 10-K.

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

Revolving Credit Facility
For a description of the Revolver, see “Liquidity, Capital Resources and Working Capital” in our 2022 Form 10-K.

The Revolver was undrawn as of March 31, 2023. We were in compliance with the financial covenants under the Revolver as of March 31, 2023.

Changes in Cash Flows
The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
($ in millions)	2023	2022
Net cash provided by operating activities	$41.7	$36.6
Net cash used in investing activities	(3.8)	(108.2)
Net cash used in financing activities	(10.2)	(0.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	(0.1)
Increase (decrease) in cash, cash equivalents and restricted cash	$27.4	$(72.4)
Net cash provided by operating activities increased primarily due to an increase in revenue, partially offset by an unfavorable change in working capital primarily due to the timing of payments from our platform providers.
Net cash used in investing activities decreased primarily due to a $106.2 million decrease in cash paid for business acquisition, partially offset by $1.8 million increase in capital expenditures.
Net cash used in financing activities increased primarily due to an $8.2 million increase in the repurchase of Class A common stock shares.
Off Balance Sheet Obligations

As of March 31, 2023, we did not have any significant off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2023, we had no material exposure to market risks.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2023.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 8.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities

We repurchased 0.5 million shares under the share repurchase program during the three months ended March 31, 2023.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share	Total Cost of Repurchase	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1/2023 - 1/31/2023	0.2	$15.73	$2.8	$20.1
2/1/2023 - 2/28/2023	0.1	$15.96	1.8	$18.3
3/1/2023 - 3/31/2023	0.2	$16.57	3.6	$14.7
Total	0.5	$16.14	$8.2

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of SciPlay Corporation (incorporated by reference to Exhibit 3.1 to SciPlay Corporation’s Current Report on Form 8-K filed on May 8, 2019).
3.2	Second Amended and Restated Bylaws of SciPlay Corporation (incorporated by reference to Exhibit 3.1 to SciPlay Corporation’s Current Report on Form 8-K filed on July 29, 2022).
10.1	Amendment and General Release, dated as of February 24, 2023, by and between SciPlay Parent Company, LLC and James Bombassei.*(†)
31.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)
31.2	Certification of the Interim Chief Financial Officer of SciPlay Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)
32.1	Certification of the Chief Executive Officer of SciPlay Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
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

SCIPLAY CORPORATION
(Registrant)

		By:	/s/ Daniel O’Quinn
		Name:	Daniel O’Quinn
		Title:	Interim Chief Financial Officer and Secretary
Dated:	May 9, 2023