Form 10-Q
period 2023-06-30
SciPlay Corp
filed 2023-08-08
CIK 1760717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of August 4, 2023:
Class A Common Stock: 21,218,896
Class B Common Stock: 103,547,021

SCIPLAY CORPORATION
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND SIX MONTHS ENDED JUNE 30, 2023

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
•the possibility that the conditions to the completion of the Merger (as defined below) may not be satisfied on the anticipated schedule or at all;
•the possibility that the Merger may not be consummated or that Light & Wonder and SciPlay may be unable to achieve expected operational, strategic and financial benefits of the Merger;

•the possibility of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined below);
•the outcome of any legal proceedings that may be instituted following announcement of the Merger;
•failure to retain key management and employees of SciPlay;
•unfavorable reaction to the Merger by customers, competitors, suppliers and employees; and
•unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, war or hostilities or the COVID-19 pandemic, as well as management’s response to any of the aforementioned factors;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$189.9	$160.1	$376.3	$318.1
Operating expenses:
Cost of revenue(1)	58.2	47.9	115.9	96.1
Sales and marketing(1)	42.9	46.6	89.8	86.6
General and administrative(1)	24.1	14.7	46.2	31.4
Research and development(1)	12.5	11.3	25.2	22.8
Depreciation, amortization and impairments	11.2	5.5	17.1	10.2
Restructuring and other	1.8	1.1	3.2	3.3
Operating income	39.2	33.0	78.9	67.7
Other income (expense), net	3.8	—	9.8	(0.5)
Net income before income taxes	43.0	33.0	88.7	67.2
Income tax expense	1.6	0.7	5.5	2.9
Net income	41.4	32.3	83.2	64.3
Less: Net income attributable to the noncontrolling interest	35.8	26.6	72.1	54.2
Net income attributable to SciPlay	$5.6	$5.7	$11.1	$10.1

Basic and diluted net income attributable to SciPlay per share:
Basic	$0.26	$0.23	$0.51	$0.41
Diluted	$0.25	$0.23	$0.49	$0.41

Weighted average number of shares of Class A common stock used in per share calculation:
Basic shares	21.4	24.6	21.7	24.6
Diluted shares	22.3	24.8	22.8	24.8
(1) Excludes depreciation, amortization and impairments.

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$41.4	$32.3	$83.2	$64.3
Other comprehensive loss:
Foreign currency translation loss, net of tax	(0.7)	(4.3)	(2.2)	(5.9)
Total comprehensive income	40.7	28.0	81.0	58.4
Less: Comprehensive income attributable to the noncontrolling interest	35.2	23.1	70.3	49.4
Comprehensive income attributable to SciPlay	$5.5	$4.9	$10.7	$9.0

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$394.9	$330.1
Accounts receivable, net	63.7	51.0
Prepaid expenses and other current assets	5.6	8.0
Total current assets	464.2	389.1
Property and equipment, net	4.3	3.0
Operating lease right-of-use assets	3.7	4.8
Goodwill	215.6	217.6
Intangible assets and software, net	72.1	74.8
Deferred income taxes	72.3	74.5
Other assets	1.9	1.9
Total assets	$834.1	$765.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19.2	$18.4
Accrued liabilities	41.0	35.2
Due to affiliate	3.2	3.8
Total current liabilities	63.4	57.4
Operating lease liabilities	1.9	3.1
Liabilities under TRA	60.2	60.2
Other long-term liabilities	25.1	29.4
Total liabilities	150.6	150.1
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 625.0 shares authorized, 25.3 and 24.9 shares issued, 21.2 and 22.1 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B common stock, par value $0.001 per share, 130.0 shares authorized, 103.5 shares issued and outstanding as of June 30, 2023 and December 31, 2022	0.1	0.1
Additional paid-in capital	91.4	72.0
Retained earnings	85.7	74.6
Treasury stock, at cost, 4.1 and 2.7 shares, respectively	(60.2)	(37.1)
Accumulated other comprehensive loss	(0.8)	(0.4)
Total SciPlay stockholders’ equity	116.2	109.2
Noncontrolling interest	567.3	506.4
Total stockholders’ equity	683.5	615.6
Total liabilities and stockholders’ equity	$834.1	$765.7

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
December 31, 2022	22.1	$—	103.5	$0.1	$72.0	$74.6	$(37.1)	$(0.4)	$506.4	$615.6
Net income	—	—	—	—	—	5.5	—	—	36.3	41.8
Stock-based compensation	—	—	—	—	1.2	—	—	—	3.0	4.2
Settlement of liability awards	—	—	—	—	0.8	—	—	—	3.6	4.4
Vesting of RSUs, net of tax withholdings and other	0.3	—	—	—	(0.2)	—	—	—	(0.7)	(0.9)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Repurchases of stock	(0.5)	—	—	—	6.8	—	(8.2)	—	(6.8)	(8.2)
Economic rebalancing(1)	—	—	—	—	(0.1)	—	—	—	0.1	—
Currency translation	—	—	—	—	—	—	—	(0.3)	(1.2)	(1.5)
March 31, 2023	21.9	$—	103.5	$0.1	$80.5	$80.1	$(45.3)	$(0.7)	$540.6	$655.3
Net income	—	—	—	—	—	5.6	—	—	35.8	41.4
Stock-based compensation	—	—	—	—	0.7	—	—	—	2.2	2.9
Vesting of RSUs, net of tax withholdings and other	0.2	—	—	—	—	—	—	—	(0.1)	(0.1)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Repurchases of stock	(0.9)	—	—	—	12.3	—	(14.9)	—	(12.3)	(14.9)
Economic rebalancing(1)	—	—	—	—	(2.1)	—	—	—	2.1	—
Currency translation	—	—	—	—	—	—	—	(0.1)	(0.6)	(0.7)
June 30, 2023	21.2	$—	103.5	$0.1	$91.4	$85.7	$(60.2)	$(0.8)	$567.3	$683.5

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
December 31, 2021	24.5	$—	103.5	$0.1	$45.2	$52.2	$—	$1.1	$426.4	$525.0
Net income	—	—	—	—	—	4.4	—	—	27.6	32.0
Stock-based compensation	—	—	—	—	0.4	—	—	—	1.5	1.9
Vesting of RSUs, net of tax withholdings and other	0.2	—	—	—	—	—	—	—	(0.1)	(0.1)
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Currency translation	—	—	—	—	—	—	—	(0.3)	(1.3)	(1.6)
March 31, 2022	24.7	$—	103.5	$0.1	$45.6	$56.6	$—	$0.8	$453.9	$557.0
Net income	—	—	—	—	—	5.7	—	—	26.6	32.3
Stock-based compensation	—	—	—	—	0.2	—	—	—	1.2	1.4
Distributions to Parent and affiliates, net	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Repurchases of stock	(0.5)	—	—	—	5.7	—	(7.1)	—	(5.7)	(7.1)
Economic rebalancing(1)	—	—	—	—	(1.3)	—	—	—	1.3	—
Currency translation	—	—	—	—	—	—	—	(0.8)	(3.5)	(4.3)
June 30, 2022	24.2	$—	103.5	$0.1	$50.2	$62.3	$(7.1)	$—	$473.7	$579.2

(1) SciPlay Parent LLC equity attributable to SciPlay Corporation and the noncontrolling interest holders is rebalanced, as needed, to reflect changes in LLC Unit ownership.

See accompanying notes to condensed consolidated financial statements.

SCIPLAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by operating activities	$101.9	$74.2
Cash flows from investing activities:
Capital expenditures	(10.4)	(5.1)
Acquisition of business, net of cash acquired	—	(106.2)
Net cash used in investing activities	(10.4)	(111.3)
Cash flows from financing activities:
Payments on license obligations	(1.8)	(1.9)
Payments of contingent consideration	—	(1.0)
Purchases of treasury stock	(23.0)	(7.1)
Distributions to Light & Wonder and affiliates, net	(0.5)	(0.3)
Taxes paid related to net share settlement of equity awards and other	(1.1)	(0.4)
Net cash used in financing activities	(26.4)	(10.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	(0.5)
Increase (decrease) in cash, cash equivalents and restricted cash	64.8	(48.3)
Cash, cash equivalents and restricted cash, beginning of period	330.1	364.4
Cash, cash equivalents and restricted cash, end of period	$394.9	$316.1

Supplemental cash flow information:
Cash paid for income taxes	$4.7	$2.0

Supplemental non-cash transactions:
Non-cash additions to intangible assets related to license agreements	$5.6	$1.9

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

On August 8, 2023, Light & Wonder and SciPlay entered into a definitive agreement whereby Light & Wonder will acquire the remaining equity interest in SciPlay not already owned by Light & Wonder (approximately 17%) pursuant to a merger in which SciPlay’s shareholders will receive $22.95 for each share of SciPlay Class A common stock they own (subject to certain exceptions set forth in the Merger Agreement, dated as of August 8, 2023, by and among Light & Wonder, Bern Merger Sub, Inc. and SciPlay (the “Merger Agreement”)) in an all-cash transaction (the “Merger”). Following the execution of the Merger Agreement, the wholly owned subsidiary of Light & Wonder holding approximately 98% of the voting power of the outstanding shares of SciPlay common stock delivered to SciPlay a written consent approving the Merger Agreement and the Merger. No further approval of the stockholders of SciPlay is required to approve the Merger Agreement and the Merger. The transaction is expected to close during the fourth quarter of 2023, subject to customary closing conditions. As a result of the Merger, SciPlay will cease to be publicly traded and will become a wholly owned subsidiary of Light & Wonder.

The Merger Agreement contains certain termination rights for SciPlay and Light & Wonder, including the right of either party to terminate the Merger Agreement if the SciPlay Acquisition is not consummated on or before February 8, 2024.

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
The following table presents our revenue disaggregated by platform type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Mobile in-app purchases	$169.6	$137.7	$335.3	$277.4
Web in-app purchases and other(1)	20.3	22.4	41.0	40.7
Total revenue	$189.9	$160.1	$376.3	$318.1
(1) Other primarily represents advertising revenue, which was not material in the periods presented.
The following table presents our revenue disaggregated based on the geographical location of our players:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
North America(1)	$175.9	$145.7	$348.8	$290.6
International	14.0	14.4	27.5	27.5
Total revenue	$189.9	$160.1	$376.3	$318.1
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

The following table summarizes our opening and closing balances in contract assets, contract liabilities and accounts receivable:

	Accounts Receivable	Contract Assets(1)	Contract Liabilities(2)
Beginning of period balance	$51.0	$0.1	$3.0
Balance as of June 30, 2023	63.7	0.1	2.0
(1) Contract assets are included within Prepaid expenses and other current assets in our consolidated balance sheets.
(2) Contract liabilities are included within Accrued liabilities in our consolidated balance sheets.

During the six months ended June 30, 2023 and 2022, we recognized $1.2 million and $0.4 million, respectively, of revenue that was included in the opening contract liability balance. Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.
Concentration of Credit Risk
Our revenue and accounts receivable are generated via certain platform providers, which subject us to a concentration of credit risk. The following tables summarize the percentage of revenues and accounts receivable generated via our platform providers in excess of 10% of our total revenues and total accounts receivable:

	Revenue Concentration
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Apple	50.2%	46.5%	49.5%	47.2%
Google	33.3%	34.3%	33.8%	34.6%
Facebook	11.1%	11.8%	11.2%	12.0%

	Accounts Receivable Concentration as of
	June 30, 2023	December 31, 2022
Apple	63.5%	48.3%
Google	23.0%	30.5%
Facebook	7.4%	10.7%
Alictus Acquisition
On March 1, 2022, we acquired 80% of all issued and outstanding share capital of privately-held Alictus Yazilim Anonim Şirketi (“Alictus”), a Turkey-based hyper-casual gaming studio. The remaining 20% was to be acquired ratably for potential additional consideration payable annually based upon the achievement of specified revenue and earnings targets by Alictus during each of the five years following the acquisition date. The specified financial targets for the first year were not met, resulting in extinguishment of $2.9 million in redeemable non-controlling interest liability, which was recorded within the other income (expense), net line item in our consolidated statement of income during the first quarter of 2023. The remaining payout ranges from a minimum of $0.0 million to a maximum payout of $200.0 million.
We incurred acquisition-related costs, which were recorded in Restructuring and other, of $1.2 million for the six months ended June 30, 2022. The results of operations from Alictus have been included in our consolidated statement of income since the date of acquisition and are not significant to our operations.

(2) Goodwill, Intangible Assets and Software, net
The table below reconciles the changes in the carrying value of goodwill for the period from December 31, 2022 to June 30, 2023.

Total
Balance as of December 31, 2022	$217.6
Foreign currency adjustments	(2.0)
Balance as of June 30, 2023	$215.6

The following table presents certain information regarding our intangible assets and software:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of June 30, 2023
Intellectual property	$67.8	$(43.1)	$24.7
Customer relationships	29.7	(25.1)	4.6
Software	43.2	(25.2)	18.0
Licenses	33.2	(12.9)	20.3
Brand names and other	9.9	(5.4)	4.5
Total intangible assets and software	$183.8	$(111.7)	$72.1

Balance as of December 31, 2022
Intellectual property	$75.2	$(43.2)	$32.0
Customer relationships	29.9	(24.1)	5.8
Software	37.6	(22.6)	15.0
Licenses	25.9	(9.4)	16.5
Brand names and other	10.6	(5.1)	5.5
Total intangible assets and software	$179.2	$(104.4)	$74.8
The following reflects amortization expense related to intangible assets and software included within Depreciation, amortization and impairments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Amortization expense(1)	$10.6	$5.0	$16.1	$9.3
(1) Amortization expense for the three and six months ended June 30, 2023 includes intangible asset and software impairments of $4.8 million.
During the second quarter of 2023, we initiated the restructuring of one of our foreign studios, which resulted in $4.1 million and $0.7 million non-cash impairment charges of related intangible assets and software, respectively.
(3) Leases
Our operating leases primarily consist of real estate office leases, and total expenses related to these leases were $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively. We do not have any material finance leases. Our total variable and short-term lease payments and operating lease expenses were immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$3.7	$4.8

Accrued liabilities	2.3	2.3
Operating lease liabilities	1.9	3.1
Total operating lease liabilities	$4.2	$5.4

Weighted average remaining lease term, years	1.8	2.3
Weighted average discount rate	4.9%	4.9%

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1.2	$1.3

Lease liability maturities:

Operating Leases
Remainder of 2023	$1.2
2024	2.4
2025	0.7
Less: imputed interest	(0.1)
Total	$4.2

As of June 30, 2023, we did not have material additional operating leases that have not yet commenced.

(4) Income Taxes
We hold an economic interest of 17.0% in SciPlay Parent LLC. The 83.0% economic interest that we do not own represents a noncontrolling interest for financial reporting purposes. SciPlay Parent LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, SciPlay Parent LLC is not subject to income tax in most jurisdictions, and SciPlay Parent LLC’s members, of which we are one, are liable for income taxes based on their allocable share of SciPlay Parent LLC’s taxable income. The effective income tax rates for the three and six months ended June 30, 2023 were 3.7% and 6.2%, respectively, and 2.1% and 4.3% for the three and six months ended June 30, 2022, respectively. The effective income tax rates were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Our effective tax rate differs from the U.S. statutory rate of 21.0% primarily because we generally do not record income taxes for the noncontrolling interest portion of U.S. pre-tax income.

TRA

During the six months ended June 30, 2023 and 2022, there were no payments made to Light & Wonder pursuant to the TRA. As of both June 30, 2023 and December 31, 2022, the total TRA liability was $64.3 million, of which $4.1 million was included in Accrued liabilities for each of the periods.

(5) Related Party Transactions
The following is the summary of expenses paid to Light & Wonder and settled in cash:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022	Financial Statement Line Item
Royalties to Light & Wonder for third-party IP	$—	$0.1	$0.2	$0.4	Cost of revenue
Parent services	1.5	1.6	3.1	3.0	General and administrative
Distributions to Parent and affiliates, net(1)	0.4	0.1	0.5	0.3	Noncontrolling interest

(1) Under the terms of the Operating Agreement, SciPlay Corporation relies on distributions from SciPlay Parent LLC to pay its obligations under the TRA and any other tax obligations. All distributions must be on a pari passu basis, thus initiating a pro-rata distribution to Parent and affiliates.

The following is the summary of balances due to affiliates:

	June 30, 2023	December 31, 2022
Royalties to Light & Wonder for third-party IP	$—	$0.2
Parent services	0.8	0.4
Reimbursable expenses to (from) Light & Wonder and its subsidiaries	2.4	3.2
	$3.2	$3.8
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

(6) Stockholders’ Equity and Noncontrolling Interest

Noncontrolling Interest

We are a holding company, and our sole material assets are SciPlay Parent LLC Interests (“LLC Interest”) that we purchased from SciPlay Parent LLC and LNW Holding Company I, LLC, an indirect wholly owned subsidiary of Parent, formerly known as SG Holding Company I, LLC (“the L&W Member”), representing an aggregate 17.0% economic interest in SciPlay Parent LLC. The remaining 83.0% economic interest in SciPlay Parent LLC is owned indirectly by Light & Wonder, through the ownership of LLC Interests by the L&W Member.

Stock-Based Compensation

The following table summarizes stock-based compensation expense that is included in General and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
SciPlay awards(1)	$6.9	$1.6	$12.8	$4.1
Parent awards	0.3	(0.1)	0.9	—
Total	$7.2	$1.5	$13.7	$4.1

(1)Includes $4.3 million and $6.6 million of stock-based compensation classified as liability awards for the three and six months ended June 30, 2023 and $0.1 million and $0.7 million for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, we had $32.0 million in unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average expected vesting period of 1.2 years, of which $15.7 million relates to performance-based restricted stock units.

Share Repurchase Program

On May 9, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60.0 million of our outstanding Class A common stock. Repurchases may be made at the discretion of the Board of Directors through one or more open market transactions, privately negotiated transactions, including block trades, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, “10b5-1” plan, or other financial arrangements or other arrangements. Repurchases are funded from cash flows generated by SciPlay Parent LLC and its operating subsidiaries. Immediately prior to the execution of such repurchases, a redemption is effected of a corresponding number of SciPlay Parent LLC partnership units held by the Company at an aggregate redemption price equal to the aggregate purchase price (plus any expenses related thereto) of the shares of Class A common stock being repurchased by the Company. During the six months ended June 30, 2023, we repurchased 1.4 million shares of Class A common stock under the program at an aggregate cost of $23.1 million (including excise tax). On May 3, 2023, our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase, from time to time through May 3, 2024, up to an aggregate amount of $60.0 million of our outstanding Class A common stock. No share repurchases have been made under the new program as of June 30, 2023.

(7) Earnings per Share

The table below sets forth a calculation of basic earnings per share ("EPS") based on Net income attributable to SciPlay divided by the basic weighted average number of Class A common stock outstanding during the period. Diluted EPS of Class A common stock is computed by dividing Net income attributable to SciPlay by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to all potentially dilutive securities, using the treasury stock method. No material number of restricted stock units was excluded from the calculation of diluted weighted-average common shares outstanding for the three- and six-month periods ended June 30, 2023 and 2022.

We excluded Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have an economic interest in us, and, therefore, a separate presentation of EPS of Class B common stock under the two-class method has not been presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income	$41.4	$32.3	$83.2	$64.3
Less: net income attributable to the noncontrolling interest	35.8	26.6	72.1	54.2
Net income attributable to SciPlay	$5.6	$5.7	$11.1	$10.1
Denominator:
Weighted average shares of Class A common stock for basic EPS	21.4	24.6	21.7	24.6
Effect of dilutive securities:
Stock-based compensation grants	0.9	0.2	1.1	0.2
Weighted average shares of Class A common stock for diluted EPS	22.3	24.8	22.8	24.8
Basic and diluted net income attributable to SciPlay per share:
Basic	$0.26	$0.23	$0.51	$0.41
Diluted	$0.25	$0.23	$0.49	$0.41

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

Sornberger Matter

On March 8, 2023, plaintiff Andrea Sornberger filed a complaint against SciPlay Corporation and SciPlay Games LLC in the Circuit Court of the Franklin County, Alabama. The complaint asserts claims for alleged violations of Alabama anti-gambling statutes and seeks unspecified money damages, including recovery of monies allegedly lost by Alabama players of SciPlay’s online social casino games other than the plaintiff, the award of interests and costs, and injunctive and other relief. On April 12, 2023, defendants removed the action to the United States District Court for the Northern District of Alabama. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit and intend to vigorously defend against them.

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

We currently offer a variety of social casino games, including Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots, 88 Fortunes® Slots, MONOPOLY® Slots and Hot Shot Casino®. We continue to pursue our strategy of expanding into the casual games market. Current casual game titles include Bingo Showdown®, Solitaire Pets™ Adventure and Backgammon Live as well as other titles in the hyper-casual space, including games such as Candy Challenge 3D™, Boss Life™ and Deep Clean Inc. 3D™. During the three months ended June 30, 2023, we continued development and testing of various new games. Our social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend solitaire-style or bingo game play with adventure game features and our hyper-casual games include many simple core loop mechanics. All of our games are offered and played across multiple platforms, including Apple, Google, Facebook, Amazon and Microsoft. In addition to our internally created game content, our content library includes recognizable game content from Light & Wonder. This content allows players who like playing land-based game content to enjoy some of those same titles in our free-to-play games. We have access to Light & Wonder’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY™ and JAMES BOND™(1). We believe our access to this content, coupled with our years of experience developing in-house content, uniquely positions us to create compelling digital games.

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

On May 9, 2022 our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60.0 million of our outstanding Class A common stock (see Note 6). During the three months ended June 30, 2023, we returned $14.9 million (including excise tax) of capital to shareholders through the repurchase of 0.9 million shares of Class A common stock. Since the initiation of the program on May 9, 2022 and through May 9, 2023, we returned $60.0 million of capital to shareholders through the repurchase of approximately 4.1 million shares of Class A common stock, completing the initial share repurchase program authorization. On May 3, 2023, our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase, from time to time through May 3, 2024, up to an aggregate amount of $60.0 million of our outstanding Class A common stock. No share repurchases have been made under the new program as of June 30, 2023.

On August 8, 2023, Light & Wonder and SciPlay entered into a definitive agreement whereby Light & Wonder will acquire the remaining equity interest in SciPlay not already owned by Light & Wonder (approximately 17%) pursuant to a merger in which SciPlay’s shareholders will receive $22.95 for each share of SciPlay Class A common stock they own (subject to certain exceptions set forth in the Merger Agreement) in an all-cash transaction. The Special Committee determined that the Merger is in the best interests of SciPlay’s shareholders. The board of directors of SciPlay, acting at least in part on the Special Committee’s recommendation, resolved to recommend that the stockholders of SciPlay vote to adopt and approve the Merger Agreement.

Following the execution of the Merger Agreement, the wholly owned subsidiary of Light & Wonder holding approximately 98% of the voting power of the outstanding shares of SciPlay common stock delivered to SciPlay a written consent approving the Merger Agreement and the Merger. No further approval of the stockholders of SciPlay is required to approve the Merger Agreement and the Merger. The transaction is expected to close during the fourth quarter of 2023, subject to customary closing conditions. As a result of the Merger, SciPlay will cease to be publicly-traded and will become a wholly owned subsidiary of Light & Wonder.

The Merger Agreement contains certain termination rights for SciPlay and Light & Wonder, including the right of either party to terminate the Merger Agreement if the SciPlay Acquisition is not consummated on or before February 8, 2024.

RESULTS OF OPERATIONS

Summary of Results of Operations

	Three Months Ended					Six Months Ended
	June 30,		Variance			June 30,		Variance
($ in millions)	2023	2022	2023 vs. 2022			2023	2022	2023 vs. 2022
Revenue	$189.9	$160.1	$29.8		19%	$376.3	$318.1	$58.2		18%
Operating expenses	150.7	127.1	23.6		19%	297.4	250.4	47.0		19%
Operating income	39.2	33.0	6.2		19%	78.9	67.7	11.2		17%
Net income	41.4	32.3	9.1		28%	83.2	64.3	18.9		29%
Net income attributable to SciPlay	5.6	5.7	(0.1)		(2)%	11.1	10.1	1.0		10%
AEBITDA	$59.4	$41.1	$18.3		45%	$112.9	$85.3	$27.6		32%
Net income margin	21.8%	20.2%	1.6	pp	nm	22.1%	20.2%	1.9	pp	nm
AEBITDA margin	31.3%	25.7%	5.6	pp	nm	30.0%	26.8%	3.2	pp	nm
pp = percentage points. nm = not meaningful.

Non-GAAP Financial Measures

Adjusted EBITDA, or AEBITDA, as used herein, is a non-GAAP financial measure that is presented as supplemental disclosure and is reconciled to net income attributable to SciPlay as the most directly comparable GAAP measure as set forth in the below table. We define AEBITDA to include net income attributable to SciPlay before: (1) net income attributable to noncontrolling interest; (2) interest expense; (3) income tax expense; (4) depreciation, amortization and impairments; (5) restructuring and other, which includes charges or expenses attributable to: (a) employee severance; (b) management changes; (c) restructuring and integration; (d) M&A and other, which includes: (i) M&A transaction costs; (ii) purchase accounting adjustments (including contingent acquisition consideration); (iii) unusual items (including legal settlements related to major litigation); and (iv) other non-cash items; and (e) cost-savings initiatives; (6) stock-based compensation; (7) loss or gain on debt financing transactions; and (8) other expense or income including foreign currency gains and losses. We also use AEBITDA margin, a non-GAAP measure, which we calculate as AEBITDA as a percentage of revenue.

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

The following table reconciles Net income attributable to SciPlay to AEBITDA and AEBITDA margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions, except percentages)	2023	2022	2023	2022
Net income attributable to SciPlay	$5.6	$5.7	$11.1	$10.1
Net income attributable to noncontrolling interest	35.8	26.6	72.1	54.2
Net income	41.4	32.3	83.2	64.3
Restructuring and other	1.8	1.1	3.2	3.3
Depreciation, amortization and impairments	11.2	5.5	17.1	10.2
Income tax expense	1.6	0.7	5.5	2.9
Stock-based compensation	7.2	1.5	13.7	4.1
Other (income) expense, net	(3.8)	—	(9.8)	0.5
AEBITDA	$59.4	$41.1	$112.9	$85.3
Revenue	$189.9	$160.1	$376.3	$318.1
Net income margin (Net income/Revenue)	21.8%	20.2%	22.1%	20.2%
AEBITDA margin (AEBITDA/Revenue)	31.3%	25.7%	30.0%	26.8%

Revenue, Key Performance Indicators and Other Metrics

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
($ in millions)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Mobile in-app purchases	$169.6	$137.7	$31.9	23%	$335.3	$277.4	$57.9	21%
Web in-app purchases and other(1)	20.3	22.4	(2.1)	(9)%	41.0	40.7	0.3	1%
Total revenue	$189.9	$160.1	$29.8	19%	$376.3	$318.1	$58.2	18%
(1) Other primarily represents advertising revenue, which was not material in the periods presented.

Revenue information by geography is summarized as follows:

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
($ in millions)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
North America(1)	$175.9	$145.7	$30.2	21%	$348.8	$290.6	$58.2	20%
International	14.0	14.4	(0.4)	(3)%	27.5	27.5	—	—%
Total revenue	$189.9	$160.1	$29.8	19%	$376.3	$318.1	$58.2	18%
(1) North America revenue includes revenue derived from the U.S., Canada and Mexico.

Revenue

For the three months ended June 30, 2023, revenues increased as social casino payer engagement increased and average monthly revenue per paying user reached a new record high.

For the six months ended June 30, 2023, revenues increased as social casino payer engagement increased with an increase in average monthly paying users.

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

(in millions, except ARPDAU, AMRPPU, Average MPUs and percentages)	Three Months Ended					Six Months Ended
	June 30,		Variance			June 30,		Variance
	2023	2022	2023 vs. 2022			2023	2022	2023 vs. 2022
In-App Purchases(1):
Mobile Penetration	91%	90%	1.0	pp	nm	91%	90%	1.0	pp	nm
Average MAU	5.8	5.9	(0.1)		(1.7)%	5.9	6.1	(0.2)		(3.3)%
Average DAU	2.2	2.3	(0.1)		(4.3)%	2.3	2.3	—		—%
ARPDAU	$0.93	$0.74	$0.19		25.7%	$0.91	$0.74	$0.17		23.0%
Average MPUs (in thousands)	609	560	49		8.8%	617	560	57		10.2%
AMRPPU	$102.04	$90.99	$11.05		12.1%	$99.74	$91.72	$8.02		8.7%
Payer conversion rate	10.5%	9.4%	1.1	pp	nm	10.4%	9.2%	1.2	pp	nm
(1) The above KPIs include only in-app purchases, as advertising revenue is not material for the periods presented. pp = percentage points. nm = not meaningful.

The increase in mobile penetration percentage for the three and six months ended June 30, 2023 primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.

Average MAU for the three and six months ended June 30, 2023 decreased due to the turnover in users.

ARPDAU increased with an increase in payers and higher daily average revenue per player while DAU slightly declined for the three months ended June 30, 2023.

ARPDAU increased as a function of flat average DAU coupled with an increase in payers for the six months ended June 30, 2023.

For the three and six months ended June 30, 2023, AMRPPU and average MPU increased as payer conversion improved compared to the three and six months ended June 30, 2022.

For the three and six months ended June 30, 2023, payer conversion rates continue to be elevated due to consistent payer interaction with the games by our players as a result of our focus on introducing new content, features and live events in our games.

Operating Expenses

	Three Months Ended
	June 30,		Variance		Percentage of Revenue
($ in millions)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022 Change
Operating expenses:
Cost of revenue(1)	$58.2	$47.9	$10.3	22%	30.6%	29.9%	0.7	pp
Sales and marketing(1)	42.9	46.6	(3.7)	(8)%	22.6%	29.1%	(6.5)	pp
General and administrative(1)	24.1	14.7	9.4	64%	12.7%	9.2%	3.5	pp
Research and development(1)	12.5	11.3	1.2	11%	6.6%	7.1%	(0.5)	pp
Depreciation, amortization and impairments	11.2	5.5	5.7	104%	5.9%	3.4%	2.5	pp
Restructuring and other	1.8	1.1	0.7	64%	nm	nm	nm
Total operating expenses	$150.7	$127.1	$23.6	19%

(1) Excludes depreciation, amortization and impairments. pp = percentage points. nm = not meaningful.

	Six Months Ended
	June 30,		Variance		Percentage of Revenue
($ in millions)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022 Change
Operating expenses:
Cost of revenue(1)	$115.9	$96.1	$19.8	21%	30.8%	30.2%	0.6	pp
Sales and marketing(1)	89.8	86.6	3.2	4%	23.9%	27.2%	(3.3)	pp
General and administrative(1)	46.2	31.4	14.8	47%	12.3%	9.9%	2.4	pp
Research and development(1)	25.2	22.8	2.4	11%	6.7%	7.2%	(0.5)	pp
Depreciation, amortization and impairments	17.1	10.2	6.9	68%	4.5%	3.2%	1.3	pp
Restructuring and other	3.2	3.3	(0.1)	(3)%	nm	nm	nm
Total operating expenses	$297.4	$250.4	$47.0	19%

(1) Excludes depreciation, amortization and impairments. pp = percentage points. nm = not meaningful.

Cost of revenue

For the three and six months ended June 30, 2023, cost of revenue increased due to higher platform fees in line with revenue growth.

Sales and marketing

For the three months ended June 30, 2023, sales and marketing expense decreased primarily due to lower marketing spend of $5.5 million, partially offset by higher salaries and benefits of $1.6 million, as a result of an average increased headcount.

For the six months ended June 30, 2023, sales and marketing expense increased primarily due to higher salaries and benefits of $3.1 million, as a result of an average increased headcount.

General and administrative

For the three and six months ended June 30, 2023, general and administrative expenses increased primarily due to a $5.7 million and $9.6 million increase in stock-based compensation, respectively, coupled with a $2.6 million and $3.5 million increase, respectively, in salaries and benefits related to an average increased headcount.

Research and development

For the three and six months ended June 30, 2023, research and development expenses increased primarily due to an increase of $1.3 million and $1.6 million, respectively, in salary and benefits costs as a result of a increases of 4% and 5% in research and development average headcount for the same period, respectively. For the six months ended June 30, 2023, this increase was coupled with higher professional services costs.

Depreciation, amortization and impairments

For the three and six months ended June 30, 2023, depreciation, amortization and impairment expense increased primarily due to a $4.8 million non-cash impairment charge of intangible assets and software related to our foreign studio restructuring, as discussed within Note 2.

Restructuring and other

For the three months ended June 30, 2023, the increase in restructuring and other is primarily due to a $0.8 million severance charge related to our foreign studio restructuring, as discussed within Note 2.

For the six months ended June 30, 2023, the decrease in restructuring and other is primarily due to a decrease in costs related to mergers and acquisitions-related activity.

Other income (expense)

For the three months ended June 30, 2023, the increase in other income (expense) is primarily due to the increase in interest income of $3.7 million.

For the six months ended June 30, 2023, the increase in other income (expense) is primarily due to the increase in interest income of $7.0 million and the $2.9 million extinguishment of redeemable non-controlling interest liability related to the Alictus acquisition.

Net income and AEBITDA

For the three and six months ended June 30, 2023, net income and AEBITDA increased primarily due to an increase in revenue, as discussed above. Net income margin increased by 1.6 and 1.9 percentage points, respectively, and AEBITDA margin increased by 5.6 and 3.2 percentage points, respectively, also primarily due to an increase in revenue and an increase of a lesser percentage in expenses.

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

Our total cash on hand was $394.9 million and $330.1 million as of June 30, 2023 and December 31, 2022, respectively. There have been no material changes to our contractual obligations from what was disclosed in our 2022 Form 10-K.

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

Revolving Credit Facility
For a description of the Revolver, see “Liquidity, Capital Resources and Working Capital” in our 2022 Form 10-K.

The Revolver was undrawn as of June 30, 2023. We were in compliance with the financial covenants under the Revolver as of June 30, 2023.

Changes in Cash Flows
The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
($ in millions)	2023	2022
Net cash provided by operating activities	$101.9	$74.2
Net cash used in investing activities	(10.4)	(111.3)
Net cash used in financing activities	(26.4)	(10.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	(0.5)
Increase (decrease) in cash, cash equivalents and restricted cash	$64.8	$(48.3)
Net cash provided by operating activities increased primarily due to an increase in revenue.
Net cash used in investing activities decreased primarily due to a $106.2 million decrease in cash paid for business acquisition, partially offset by $5.3 million increase in capital expenditures.
Net cash used in financing activities increased primarily due to a $15.9 million increase in the repurchase of Class A common stock shares.
Off Balance Sheet Obligations

As of June 30, 2023, we did not have any significant off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2023, we had no material exposure to market risks.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2023.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 8.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2022 Form 10-K, except as noted below.

Uncertainties associated with the Merger could adversely impact our business, financial results, results of operations, cash flows or stock price.

On August 8, 2023, Light & Wonder and SciPlay entered into a definitive agreement whereby Light & Wonder will acquire the remaining equity interest in SciPlay not already owned by Light & Wonder (approximately 17%) pursuant to a merger in which SciPlay’s shareholders will receive $22.95 for each share of SciPlay Class A common stock they own (subject to certain exceptions set forth in the Merger Agreement) in an all-cash transaction. The obligation of the parties to consummate the Merger is subject to various customary conditions.
The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption in and create uncertainties, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks include, but are not limited to:
•inability to achieve the expected operational, strategic and financial benefits of the Merger;
•being subject to certain restrictions on the conduct of our business;
•increased difficulties in attracting, retaining or motivating key management personnel;
•the potential loss of key customers, suppliers, vendors and other key business partners;
•substantial costs related to the Merger, such as legal, accounting, financial advisory and integration costs that have already been incurred or will continue to be incurred until closing;
•a diversion of management’s time to the processes associated with consummating the Merger; and
•general competitive, economic, political and market conditions and fluctuations.
Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.
While it is currently anticipated that the Merger will be consummated during the fourth quarter of 2023, there can be no assurance that the conditions to consummating the Merger will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied. The Merger Agreement contains certain termination rights for us and Light & Wonder, including, among others, the right to terminate the Merger Agreement by us or Light & Wonder if the Merger has not been consummated on or before February 8, 2024. If the Merger is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including: (i) adverse reactions from the financial markets, including negative impacts on our stock price; (ii) adverse reactions from our customers, regulators and employees; and (iii) the fact that matters relating to the Merger will require substantial commitments of time and resources by management which could otherwise have been devoted to ongoing operations and other opportunities that may have been beneficial to us as an independent company.
Potential litigation instituted against us and our directors challenging the Merger may prevent the Merger from becoming effective within the expected timeframe or at all.
Potential litigation related to the Merger may result in injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the Merger. Such relief may prevent the Merger from becoming effective within the expected timeframe or at all. In addition, defending against such claims may be expensive and divert management's attention and resources, which could adversely affect our business.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.
Under the Merger Agreement, we are prohibited from, among other things, (i) initiating, soliciting or knowingly encouraging or facilitating (including by way of providing non-public information) the making of any Acquisition Proposals (as defined in the Merger Agreement) from third parties or (ii) engaging in negotiations or substantive discussions with, or furnishing any nonpublic information to, any third party relating to an Acquisition Proposal or any inquiry, proposal or request for information that may reasonably be expected to lead to an Acquisition Proposal. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger.
While the Merger is pending, SciPlay will be subject to business uncertainties and certain contractual restrictions that could adversely affect the business and operations of SciPlay.
Due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, SciPlay may be unable (without Light & Wonder’s prior written consent), during the pendency of the Merger, to pursue certain actions, even if such actions would prove beneficial and may cause SciPlay to forego certain opportunities it might otherwise pursue. In addition, the pendency of the Merger may make it more difficult for SciPlay to effectively retain and incentivize key personnel and may cause distractions from SciPlay’s strategy and day-to-day operations for its current employees and management.

Item 2. Unregistered Sales of Equity Securities

We repurchased 0.9 million shares under the share repurchase program during the three months ended June 30, 2023.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Average Price Paid per Share(2)	Total Cost of Repurchase(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)(2)
4/1/2023 - 4/30/2023	0.6	$17.13	$9.5	$5.2
5/1/2023 - 5/31/2023	0.3	$16.96	5.2	$60.0
6/1/2023 - 6/30/2023	—	$—	—	$60.0
Total	0.9	$17.07	$14.7
(1) On May 3, 2023, our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase, from time to time through May 3, 2024, up to an aggregate amount of $60.0 million. No share repurchases have been made under the new program as of June 30, 2023.

(2) Average price paid per share is calculated on a settlement basis and excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Equity, and was $0.2 million as of June 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Certain of our officers or directors have made elections to participate in, and are participating in, our 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K.

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

SCIPLAY CORPORATION
(Registrant)

		By:	/s/ Daniel O’Quinn
		Name:	Daniel O’Quinn
		Title:	Interim Chief Financial Officer and Secretary
Dated:	August 8, 2023